Form 10-Q
period 1994-09-30
ALPNET INC
filed 1994-11-10
CIK 712425

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington D.C.  20549

                                        FORM 10-Q


[x]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the period ended September 30, 1994

                                           or

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the transition period from                  to

       Commission file number 0-15512.

                                      ALPNET, Inc.
                 (Exact name of registrant as specified in its charter)

                   Utah                                       87-0356708
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


4444 South 700 East Suite #204
     Salt Lake City, Utah                                   84107-3075
(Address of principal executive offices)                    (Zip Code)

                                     (801) 265-3300
                  (Registrant's telephone number, including area code)

                                     Not applicable
                  (Former name, former address and former fiscal year,
                              if changed since last report)

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
              Yes   X       No

The number of shares outstanding of the registrant's no par value Common Stock as of November 9, 1994, was 15,562,223.

                  ALPNET, INC. AND SUBSIDIARIES

                                          INDEX


PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Consolidated Statements of Operations--Three months ended September 30, 1994 and 1993, and Nine months ended September 30, 1994 and 1993

             Consolidated Balance Sheets--September 30, 1994, and
             December 31, 1993

             Consolidated Statements of Cash Flows--Nine months ended September 30, 1994 and 1993

             Notes to Consolidated Financial Statements--September
             30, 1994



Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations




PART II.   OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K




SIGNATURES

ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Thousands of dollars and shares, except per share amounts)

                                    Three Months Ended      Nine Months Ended
                                         September 30         September 30
                                        1994      1993       1994       1993
Sales of services                     $5,486    $4,963    $14,631    $14,565

Operating expenses:
   Cost of services sold               4,818     4,091     13,309     11,922
   Selling, general and admini-
    strative expenses                    453       515      1,401      1,569
   Development costs                      31        38         91        135
   Amortization of goodwill               90        85        260        258
Total operating expenses               5,392     4,729     15,061     13,884

Operating income (loss)                   94       234       (430)       681

Interest expense                          44        98        150        302
Income (loss) before
  income taxes                            50       136       (580)       379

Income taxes                              25        17         66         49

Net income (loss)                     $   25    $  119    $  (646)   $   330


Net income (loss) per share           $ .001    $ .008    $ (.036)   $  .023

Weighted average shares of
  Common Stock and Common
  Stock equivalents outstanding       22,199    14,340     17,799     14,074









See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Thousands of dollars)

                                                   September 30   December 31
                                                        1994           1993
Assets
Current assets:
   Cash and cash equivalents                         $   659        $ 1,012
   Trade accounts receivable less
    allowance of $328 in 1994 and
    $314 in 1993                                       4,074          3,415
   Work-in-process                                       214            229
   Income taxes receivable                                56             74
   Prepaid expenses and other                            675            756
Total current assets                                   5,678          5,486

Property, equipment and leasehold
   improvements:
    Office facilities and leasehold
      improvements                                       144            132
    Equipment                                          3,564          3,177
                                                       3,708          3,309

    Less accumulated depreciation
      and amortization                                 2,758          2,575
                                                         950            734

Other assets:
   Goodwill, less accumulated
    amortization of $2,416 in 1994
    and $1,983 in 1993                                 6,577          6,327
   Other                                                 222            217
                                                       6,799          6,544
Total assets                                         $13,427        $12,764










See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED) - continued
(Thousands of dollars and shares)
                                                  September 30     December 31
                                                        1994           1993
Liabilities and Shareholders' Equity
Current liabilities:
   Notes payable to banks                            $ 1,600        $ 1,208
   Accounts payable                                    1,515          1,056
   Accrued payroll and related benefits                  531            660
   Other accrued expenses                                539            785
   Deferred revenue                                      135            106
   Current portion of long-term debt                      69             54
   Current portion of long-term debt to
     affiliates                                           39            822
   Guarantee liability (Note 5)                                         670
Total current liabilities                              4,428          5,361

Long-term debt, less current portion                     108             86
Long-term debt to affiliates, less current
   portion                                               388          1,228
Guarantee liability (Note 5)                             990

Commitments and contingencies (Note 5)

Shareholders' equity:
   Convertible Preferred Stock, no par
     value; authorized 2,000 shares;
     issued and outstanding 1,044 shares
     in 1994 and 459 shares in 1993                    2,894          1,151
   Common Stock, no par value, authorized
     40,000 shares; issued and outstanding
     15,562 shares                                    37,946         38,274
   Retained earnings (deficit)                       (31,855)       (31,209)
   Equity adjustment from foreign currency
     translation                                      (1,472)        (2,127)
                                                       7,513          6,089
Total liabilities and shareholders' equity           $13,427        $12,764





See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of dollars)
                                                  Nine Months Ended September 30
                                                          1994          1993
Operating activities:
   Net income (loss)                                    $ (646)        $ 330
   Adjustments to reconcile net
    income (loss) to net cash provided
    by (used in) operating activities:
       Depreciation and amortization of
         property, equipment and leasehold
         improvements                                      230           239
       Amortization of goodwill                            260           258
       Other                                                45           (83)
       Changes in operating assets and
         liabilities:
           Trade accounts receivable                      (393)         (207)
           Accounts payable and accrued
             expenses                                       63          (143)
           Other                                           (30)           96
Net cash provided by (used in) operating
   activities                                             (471)          490

Investing activities:
   Purchase of property, equipment and
    leasehold improvements                                (413)         (196)

Financing activities:
   Proceeds from notes payable to banks                    424           207
   Principal payments on notes payable
    to banks                                              (128)         (125)
   Proceeds from long-term debt, including
    debt to affiliates                                     251            23
   Principal payments on long-term debt,
    including debt to affiliates                           (39)         (552)
   Sale of Common Stock for cash                                         525
Net cash provided by financing activities                  508            78

Effect of exchange rate changes on cash                     23            (6)

Net increase (decrease) in cash and cash
  equivalents                                             (353)          366
Cash and cash equivalents at beginning
  of period                                              1,012           227
Cash and cash equivalents at end of period              $  659         $ 593

Cash paid (received) during the period for:
  Interest                                              $  151         $ 310
  Income taxes                                             (12)           (6)

See accompanying notes.
ALPNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1994


1.  BASIS OF PRESENTATION

    ALPNET, Inc. and its subsidiaries (the "Company"), together with its affiliates, form a worldwide network dedicated to providing specialized language services for businesses engaged in international trade. The Company has combined computer translation technology with experienced human translators in its worldwide network to provide a full spectrum of services to fulfill the language needs of customers in international business.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the respective complete years. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1993.

    Certain amounts as of December 31, 1993 and for the nine-month period ended September 30, 1993 have been reclassified to conform to the 1994 presentation.








                         [This space intentionally left blank.]

2.  CAPITAL RESTRUCTURING

    As of December 31, 1993, the Company's long-term debt to affiliates consisted of the following:

    (Thousands of dollars)


    Secured note payable to a major
      shareholder and former director,
      due in quarterly installments
      commencing March 31, 1994 through
      June 30, 1996, interest at prime
      plus 1.5% payable monthly                          $1,632

    Secured note payable (300,000 Swiss
      francs) to another shareholder who
      is also currently a director, due
      in quarterly installments commencing
      March 31, 1994 through June 30,
      1996, interest at 9% payable monthly                  243

    Unsecured note payable to a third
      corporate shareholder which is a
      related party to another former
      director and the current chairman
      of the board of directors, due in
      quarterly installments commencing
      March 31, 1994 through
      September 30, 1995, interest
      at prime plus 3% payable quarterly                    175
                                                          2,050
    Less current portion                                    822
                                                         $1,228


    In June 1994, the Company completed a capital restructuring with all three of the shareholders holding the debt described above. The agreements with these shareholders provide for the following:

      (1) Conversion of $1,807,000 of current and long-term debt into a new series of Convertible
            Preferred Stock of the Company;

      (2) Deferral of the due dates for repayment of the 300,000 Swiss francs ($243,000) note payable; and

      (3) Elimination of all of the outstanding warrants currently held by these shareholders to purchase up to 8,390,000 additional shares of the Company's
            Common Stock.

    The conversion of $1,807,000 of debt ($1,743,000, net of related costs) to preferred shares resulted in the issuance of 584,257 shares of Series C Preferred Stock. This Preferred Stock is convertible at the option of the shareholders into common shares at a rate of nine common shares for each preferred share, has voting rights as if the shares were already converted, and features a 10% non-cumulative dividend subject to the discretion of the board of directors. Following the completion of these transactions, the Company has approximately 22.2 million shares of Common Stock and Common Stock Equivalents outstanding and no warrants outstanding.

    Substantially all of the Company's assets were encumbered under the former debt agreements with affiliates. Following the transactions, the only assets which remain as security for long-term debt to affiliates are the accounts receivable and any inventory of ALPNET, Inc. (the U.S. parent company).

    In conjunction with the capital restructuring described above, the Company entered into a "financial monitoring agreement" with the Company's major shareholder which requires the Company, among other things, to obtain prior approval from this shareholder for major financing transactions and the purchase or sale of a major portion of the Company's assets.

    As described in more detail in Note 5, the former owner of the Company's German subsidiary also agreed to an additional deferral of two years for the acquisition guarantee. Accordingly, the September 30, 1994 consolidated balance sheet reflects the acquisition guarantee of $990,000 as long-term rather than as a current liability.


3.  DEBT TO AFFILIATES

    In July 1994, the Company entered into an agreement with a current shareholder (who is also the former owner of the Company's German subsidiary) in order to finance a portion of a pension obligation owed to this shareholder. In connection with this agreement, the Company entered into a 300,000 Deutsche Mark ($185,000) note payable which is unsecured, bears interest at 8%, and is due in monthly installments of approximately $3,000 through June 1999.

    Following this transaction and the conversion of debt to equity and the deferral of the due dates of the $243,000 note payable described in Note 2, the Company's maturities for all debt to affiliates are as follows:
     (Thousands of dollars)

                            Year Ending
                            December 31

                               1994               $  9
                               1995                 39
                               1996                 88
                               1997                136
                               1998                136
                               1999                 19
                                                  $427


4.  INCOME TAXES

    The Company files a consolidated U.S. Federal income tax return which includes all domestic operations. Tax returns of foreign subsidiaries are filed in accordance with applicable laws. Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization in various degrees of net operating loss carryforwards in many of these jurisdictions.

    As of December 31, 1993, the Company's operating loss carryforwards for state income tax purposes expired.
    Accordingly, income taxes for the nine months ended September
    30, 1994 include a provision of approximately $30,000 for State of Utah income taxes with no corresponding provision for 1993.

5.  ACQUISITION GUARANTEE

    In 1988, the Company acquired its German subsidiary for a combination of cash and shares of the Company's Common Stock. The acquisition agreement requires the Company to give additional consideration if the value of the shares of Common Stock did not reach an agreed-upon level within a specified period following the acquisition, and remain at that level until the former owner was able to sell the shares of the Company's Common Stock for an amount equal to the stipulated purchase price in the acquisition agreement. As a result of this requirement, the Company issued additional shares to the former owner in 1990.

    In 1993, the Company and the former owner entered into an agreement which amended the original acquisition agreement. This agreement waives the requirement to pay any additional consideration if the value of all shares of Common Stock previously issued reached the stipulated purchase price on or before September 30, 1994 (which date was subsequently extended to September 30, 1996, as discussed below). If the stock value does not reach such amount, the Company is required to pay interest on the stock value deficiency beginning on September 30, 1996. Alternatively, the Company could settle such deficiency by making additional payments to the former owner.

    As a result of this waiver agreement, the Company recorded a guarantee liability in the consolidated balance sheets for the stock value deficiency calculated based on the trading value per share of the Company's Common Stock as compared to the guaranteed value at the balance sheet dates. A decrease in shareholders' equity has also been recorded for the same amounts.

    In conjunction with the capital restructuring discussed in
    Note 2, the former owner of the German subsidiary agreed to an additional deferral of two years (from September 1994 to September 1996) before any potential interest payments would be required to be made for any stock value deficiency.









                         [This space intentionally left blank.]

Item 2:      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

The following Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Foreign Operations

The Company serves its customers from 25 offices in 10 countries. The operations of the Company are predominantly located outside the U.S. Accordingly, the Company is subject to the effects of foreign currency exchange rate fluctuations among U.S. dollars, British pounds sterling, German marks, French francs, Canadian dollars, Swiss francs and other currencies. For all of the Company's foreign subsidiaries, the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are adjusted to reflect period-end exchange rates, and operating statement items are adjusted at average exchange rates prevailing during the period. The resultant cumulative foreign currency adjustments to the assets and liabilities are recorded as a separate component of shareholders' equity. A significant portion of the cumulative foreign currency adjustment relates to changes in the recorded amount of goodwill.

For the three months ended September 30, 1994, the foreign currency adjustment was positive $249,000 compared to a negative adjustment of $18,000 for the three months ended September 30, 1993. For the nine months ended September 30, 1994, the foreign currency adjustment was positive $655,000 compared to a negative adjustment of $191,000 for the nine months ended September 30, 1993. As of September 30, 1994, the cumulative net effect to the Company of the equity adjustment from foreign currency fluctuations is a reduction of $1.5 million in shareholders' equity.


Results of Operations

In addition to the above balance sheet effects, fluctuating foreign currency exchange rates also affected the consolidated operations of the Company for the periods presented. The following paragraphs describe these effects on results for the three- and nine-month periods ended September 30, 1994 as compared with the three- and nine-month periods ended September 30, 1993.

The Company recorded net income of $25,000 for the three months ended September 30, 1994 compared with net income of $119,000 for the three months ended September 30, 1993. If foreign currency exchange rates for 1994 had remained unchanged from 1993, the Company would have recorded net income of $37,000 instead of $25,000. Therefore, the decrease in net operating results from 1993 to 1994 of $94,000 consists of a decrease due to actual operating results of $82,000 and a $12,000 decrease due to currency exchange rate fluctuations.

The Company experienced a net loss of $646,000 for the nine months ended September 30, 1994 compared with net income of $330,000 for the nine months ended September 30, 1993. If foreign currency exchange rates for 1994 had remained unchanged from 1993, the Company would have recorded a net loss of $648,000 instead of $646,000. Therefore, the decrease in net operating results from 1993 to 1994 of $976,000 consists of a decrease due to actual operating results of $978,000 and a $2,000 increase due to currency exchange rate fluctuations.

The following table shows a comparison of sales of services in each of the Company's primary geographic areas for the nine months ended September 30, 1994 and 1993:


(Thousands of dollars)
                                          Increase (Decrease) in
                         Nine Months     Sales of Services due to     Total
                     Ended September 30      Sales    Currency      Increase
                       1994      1993       Volume   Differences   (Decrease)

United States        $ 1,573   $ 1,900      $ (327)    $              $(327)

Canada                 2,572     2,334         417       (179)          238

Europe                11,336    11,279          11         46            57

Asia                   1,205       978         196         31           227

Eliminations          (2,055)   (1,926)       (134)         5          (129)

Total Sales          $14,631   $14,565      $  163     $  (97)        $  66

Sales of services were approximately $5.5 million for the three months ended September 30, 1994 as compared with approximately $5.0 million for the three months ended September 30, 1993. The $525,000 increase in reported sales from the third quarter of 1993 to the third quarter of 1994 consists of an increase in sales volume of $365,000 and a $160,000 increase due to currency exchange rate variances.

Sales of services were $14.63 million for the nine months ended September 30, 1994 as compared with $14.56 million for the nine months ended September 30, 1993. The $66,000 increase in reported sales from the first nine months of 1993 to the first nine months of 1994 consists of an increase in sales volume of $163,000 and a $97,000 decrease due to currency exchange rate variances. There were significant increases in sales volume in Canada, the U.K. and Asia. However, these increases in sales were largely negated by significant decreases in the U.S. and Germany.

Canadian sales have improved markedly despite a difficult economic environment in that country and are due in part to increased international trading as well as marketing efforts initiated in mid-1993. Increased sales in the UK are primarily a result of improved economic conditions and, to a lesser extent, the implementation of a focused sales and marketing plan. Asian sales are growing as a result of increased client demand for translation into Asian languages and the opening in July 1994 of an office in Korea.

The decreases in sales volume in the U.S. and Germany primarily resulted from reductions in sales to large customers in these countries as major customers reduced the size and frequency of their orders for the translation of their product documentation. The market in the U.S. has been extremely price competitive and the Company has lost certain repeat orders from existing customers due to price considerations. The decline in sales in Germany also reflects the residual effects of a generally sluggish economy, despite signs of economic improvement in recent months.

Cost of services sold increased as a percentage of sales of services for the three- and nine- months ended September 30, 1994, as compared with the same periods in 1993, as a result of significant competitive pressures on sales prices and resulting margins, the volume and nature of direct production costs of large project sales in each period, and certain fixed costs which do not vary with fluctuating sales levels. There was also an $85,000 decrease in cost of services attributable to currency exchange rate differences for the nine months ended September 30, 1994 compared to the same period in 1993.

Generally, the volume of work the Company is producing has been increasing; however, the work has been sold at much lower prices in 1994 than in 1993. Due to increased competition, especially with regard to pricing, the Company expects pressures on gross margins to continue throughout the remainder of 1994 and into 1995. The Company does not expect to be able to return to 1993 pricing levels in the foreseeable future and is continuing its efforts to reduce costs to offset the effects of these pricing pressures.

The decreases in selling, general and administrative expenses for the three- and nine-months ended September 30, 1994, compared with the same periods in 1993, are principally the result of decreases in general corporate administrative costs, partially offset by the costs of increased marketing efforts and the opening of new offices in the U.S., Germany and Korea during 1993 and 1994.

The decrease in interest expense of approximately $50,000 and $150,000, respectively, for the three- and nine-months ended September 30, 1994, compared with the same periods in 1993, resulted principally from the capital restructuring completed in the second quarter of 1994 which eliminated approximately $1.8 million of long-term debt to affiliates. Reference is made to
Note 2 to the Consolidated Financial Statements, "Capital Restructuring," for further details of the restructuring transactions.

The U.S. parent company and each of its subsidiaries are separate legal and taxable entities subject to the domestic or foreign taxes pertaining to operations in their respective jurisdictions. For tax purposes, the U.S. parent company and most of its subsidiaries have unused net operating losses from prior years which can be utilized to reduce future years' taxable income of the respective entities. The availability of these net operating losses is governed by applicable domestic and foreign tax rules and regulations, some of which limit the utilization of such losses due to minimum tax requirements and other provisions.

Income tax expense, as presented in the accompanying Consolidated Financial Statements, represents the combined income tax expense and income tax credits of each of the entities of the Company. Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization in various degrees of net operating loss carryforwards in many of these jurisdictions.
Note 4 to the accompanying Consolidated Financial Statements, "Income Taxes," contains additional information pertaining to the computation of income taxes.


Liquidity and Sources of Capital

At September 30, 1994, the Company's cash and cash equivalents were approximately $660,000 and the Company had working capital of approximately $1,250,000. At December 31, 1993, the Company's working capital was approximately $125,000. The primary reason for the increase in working capital during the first nine months of 1994 is the elimination of the current portion of long-term debt as a result of the previously mentioned capital restructuring.

For the nine months ended September 30, 1994, the Company had a negative cash flow from operating activities of $470,000 compared with a positive cash flow from operations for the nine months ended September 30, 1993 of $490,000. For both periods, the Company's investing activities consisted primarily of the acquisition of equipment needed to maintain or upgrade production capability.

Financing activities for both periods included fluctuations in the amounts utilized under bank lines of credit which are used to finance the Company's working capital needs. Additionally, in 1994, the Company increased its borrowings from affiliates by $185,000 in order to finance a pension obligation owed to one of the affiliates, the former owner of one of its subsidiaries. In 1993, the Company issued Common Stock for cash of $525,000 and primarily used the proceeds to retire long-term debt to banks.

The Company's primary working capital needs relate to the funding of customer accounts receivable. The Company funds some of its working capital needs with various lines of credit with banks in the U.K., Spain, Germany and Canada. Most of the lines of credit are secured by accounts receivable and other assets of the respective subsidiaries and are subject to annual renewals. In addition to available cash, as of September 30, 1994 the Company had unused amounts under these lines of credit of approximately $370,000. If future operations provide a positive cash flow, the Company believes the available amounts under these lines of credit will be sufficient to fund operations at current levels as well as enable the Company to grow at a modest level without seeking significant new sources of working capital.

The Company currently has no significant commitments for capital expenditures. The Company does plan, however, to acquire and place additional translation services workstations in its offices worldwide in connection with future orders from customers, as such orders are received. Such equipment purchases in future periods are not expected to vary materially from the levels of equipment purchases experienced in recent periods. The Company expects to finance a certain portion of the equipment cost through bank and/or leasing sources. Additionally, while there are no current commitments, the Company may open additional offices in strategic locations worldwide, as customer demands dictate and opportunities arise. For example, in July 1994, the Company opened a sales and production office in Korea in order to meet the increased demand for translation into the Korean language. The costs of opening this office were not substantial and were almost exclusively related to the procurement of computer equipment and other translation-related equipment. The costs of any additional offices are not expected to require a significant amount of cash.

As a result of the capital restructuring consummated in the second quarter of 1994, the Company's long-term debt to affiliates (including approximately $820,000 which was due in 1994) was reduced from $2,050,000 to $243,000 and outstanding preferred stock increased by over $1.7 million. As a result of this and other transactions, since December 31, 1993 the Company's total shareholders' equity has increased from $6.1 million to $7.5 million.

The Company believes it has the ability to issue additional equity securities if necessary, but does not currently have any firm plans to do so. In past years, the Company has relied on major shareholders of the Company to fund certain obligations, but does not anticipate using this source of capital in the foreseeable future.

As a result of anticipated future cash flows from operations and available cash and bank lines of credit, together with management's plans to increase revenues and control expenses, management believes that the Company's cash flow will be adequate to meet its financial obligations during 1994. It is more difficult to assess cash flow beyond 1994 and the ability of the Company to meet its long-term commitments without additional sources of capital is directly related to the Company's operations providing a positive cash flow.

Additional details of the Company's notes payable to banks, long-term debt and long-term debt to affiliates are included in Notes 2 and 3 to the Consolidated Financial Statements included herein and Note 4 to the Consolidated Financial Statements included in the Company's 1993 Annual Report to Shareholders.

Due to prior years' operating losses, the Company and many of its subsidiaries have net operating loss carryforwards available to offset future taxable income in the various countries in which the Company operates. As a result, the Company historically has not had significant income tax liabilities arise requiring the expenditure of cash. Due to currently available net operating loss carryforwards, the Company expects this general trend to continue in 1994 and in 1995.
                               PART II:  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

(a)        The following exhibits are included herein:

           (11)   Statement Re: Computation of Per Share Earnings


(b) The Company has filed the following reports on Form 8-K during the three months ended September 30, 1994.


Date of
Report         Item Reported

07/12/94       ALPNET Announces Opening of ALPNET-Korea

08/08/94       ALPNET Announces Second Quarter 1994 Results

                                       SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ALPNET, Inc.
                                       Registrant



Date:  November 9, 1994           /s/  Thomas F. Seal
                                  Thomas F. Seal
                                  President and Chief Executive Officer



Date:  November 9, 1994           /s/  D. Kerry Stubbs
                                  D. Kerry Stubbs
                                  Vice President Finance and
                                  Chief Financial Officer