Form 10-K
ALPNET INC
filed 1995-03-29
CIK 712425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994.

                                       or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from         to        .

                         Commission File Number 0-15512

                                  ALPNET, INC.
             (Exact name of registrant as specified in its charter)

               UTAH                          87-0356708
            (State or other jurisdiction of (I.R.S. Employer
            incorporation or organization)   Identification No.)

4444 SOUTH 700 EAST, SUITE #204, SALT LAKE CITY, UTAH    84107-3075
                 (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code: (801) 265-3300

           Securities registered pursuant to Section 12(b) of the Act:

              Title of each class                  Name of each exchange on
                                                       which registered
                   NONE                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X

     The aggregate market value (based on the average closing bid and ask prices of the Common Stock reported on the NASDAQ System on March 17, 1995) of the voting stock held by non-affiliates of the registrant as of March 17, 1995, was $3,524,707.

     The number of shares outstanding of the registrant's Common Stock as of March 17, 1995, was 15,562,223.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are documents from which information is incorporated by reference herein, and the Parts of this Form 10-K into which such incorporation by reference is made:

     Definitive Proxy Statement dated March 27, 1995 - Part III of this Form 10-
K.
                                TABLE OF CONTENTS


  FORM 10-K
   ITEM NO.                       NAME OF ITEM                    PAGE

PART I

   Item  1.  Business
   Item  2.  Properties
   Item  3.  Legal Proceedings
   Item  4.  Submission of Matters to a Vote of Security Holders

PART II

   Item  5.  Market for Registrant's Common Equity and Related Stockholder
               Matters
   Item  6.  Selected Financial Data
   Item  7.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations
   Item  8.  Financial Statements and Supplementary Data
   Item  9.  Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure

PART III

   Item 10.  Directors and Executive Officers of the Registrant
   Item 11.  Executive Compensation
   Item 12.  Security Ownership of Certain Beneficial Owners and Management
   Item 13.  Certain Relationships and Related Transactions

PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

SIGNATURES




                                     PART I

ITEM 1.   BUSINESS

(A)    GENERAL DEVELOPMENT OF BUSINESS

ALPNET, Inc., incorporated in the state of Utah in 1980, and the subsidiaries it acquired in 1987 and 1988 (the "COMPANY" or "ALPNET"), together with its affiliates, form a worldwide network dedicated to providing specialized language services for businesses engaged in international trade. The Company has combined computer translation technology with experienced human translators in its worldwide network to provide a full spectrum of services to fulfill the language needs of customers in international business. The following table shows the operating companies in the network.

       ALPNET, Inc.                                         U.S.A.
       Multiscript International Inc.                       Canada
       ALPNET U.K. Ltd.                                     U.K.
       ALPNET S.A.                                          Switzerland
       Interlingua S.L.                                     Spain
       Dr. W.D. Haehl GmbH                                  Germany
       INTERDOC SARL                                        France
       Interlingua Language Services Ltd.                   Hong Kong
       Interlingua Language Services (Singapore) Pte. Ltd.  Singapore
       ALPNET, Inc. Korea Branch                            Korea

ALPNET affiliates are independent companies in which ALPNET has no ownership interest, but which produce work for the Company. ALPNET affiliates are located in the following cities:

       Utrecht, The Netherlands              Prague, Czech Republic
       Stockholm, Sweden                     Budapest, Hungary
       Milan, Italy                          Moscow, Russia
       Buenos Aires, Argentina               Charleroi, Belgium
       Sao Paulo, Brazil

In 1987 and 1988, ALPNET organized holding companies in certain countries in connection with the formation of its network and related acquisitions. The Korea branch of ALPNET, Inc. was formed in 1994.

(B)    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT

The Company operates in one business segment: language translation and related services.

(C)    NARRATIVE DESCRIPTION OF BUSINESS

       GENERAL

The Company provides a full range of language services specifically tailored to clients engaged in international business. ALPNET translates product information, brochures, operating manuals, schematics, maintenance manuals, training materials and a host of other materials for businesses engaged in selling products and services into markets where multiple languages are required. The Company also has specialized capabilities to help its customers localize the actual products they sell in foreign markets. This may be as complex as the translation of software in computer-based products, or as simple as the translation of packaging and labels for traditional products. ALPNET provides interpretation services for private business meetings, as well as for business conferences, enabling delegates to meet and communicate. The Company also provides intensive language training courses for individuals with assignments to foreign locations. Less than 10% of the Company's revenues derive from interpretation and language training services.

The Company has the knowledge and experience to manage a global project from a central point, through a single contact. This eliminates the need for the client to have to deal with several different providers in different locations in order to receive translation and related services in multiple languages. Because of the Company's international organization and worldwide locations, it can also deal directly with a client's international counterparts for development of preferred terminologies and quality reviews and ensure that the translated product is "localized" or "customized" according to the client's standards and preferences.

The Company has developed a set of sophisticated computer programs, collectively called the Translation Support System ("TSS"), which it uses to differentiate itself from other translation providers in the market. The use of TSS by experienced translation professionals allows the Company to provide better quality translation services at lower overall cost, by standardizing the use of approved terminology, providing translation consistency, and preserving formatting information for later use in desktop publishing. TSS facilitates these functions and provides ALPNET personnel with the means to accomplish the complete translation and desktop publishing process on an improved schedule, thereby allowing clients to bring products to market faster.

TSS can be utilized in translation from English, French, or German, into any Roman alphabet language, as well as Japanese, Korean, and simplified and traditional Chinese. TSS is a proprietary asset, and the Company protects its use with non-disclosure agreements and license agreements, as well as protection provided by copyright and trademark law.

The Company believes that today's multinational companies do not want to be in the translation business, and would prefer to devote their resources to managing their principal businesses. Translation is ALPNET's principal business and it manages that business on behalf of its client "partners."

Project management services provided by the Company eliminate the client's need for a large and costly in-house staff to manage the translation process. The Company coordinates the translation into as many languages as required, on one schedule, under a common contract, and provides a single status reporting system and point of contact.

Following translation, ALPNET can provide any form of production support needed including layout and design, camera-ready copy, printing and magnetic media production, together with packaging and distribution. The Company can produce complete, final products to its clients' specifications.

The Company also has software development capabilities, allowing it to provide software product localization services, and to develop interfaces tailored to the client's information and document creation tools and systems if required. This assures that the client's tools and the Company's translation system are integrated and compatible.

The Company is keenly aware that the internationalization process is much more than just translation and, accordingly, has organized its network to provide the services and support required to affect this process economically and efficiently for its clients.

       TRANSLATION MARKET

Recent political and economic changes have created and expanded opportunities for significant increases in international trade. As companies increase their operations on a global basis, they require marketing, sales and technical information in a wide variety of languages. Traditionally, translation services have been supplied by in-house departments, governmental units, commercial translation agencies and individual freelance translators. While there are thousands of individual free-lance translators and many commercial agencies, it appears that all but a handful of operations are too small to effectively deal with the increasingly complex translation and multilingual publication requirements of large corporate businesses. The Company is well positioned to serve such companies. Multinational companies are looking for a new type of supplier to replace the cottage labor that has historically dominated the translation services industry. The Company has combined its proprietary computer translation technology with established suppliers to enable it to obtain a significant market share of this expanding industry. The Company believes that the available market is much larger than the combined revenue of the current providers and that no one provider accounts for a significant portion of the commercial translation market.

       MARKETING

The Company has developed and implemented a very structured, multi-phased sales plan in several of its key markets to enable it to achieve its growth objectives. The following information summarizes this plan.

       Strategy:

          o Offer basic translation services and expand revenues by providing value-added pre- and post-translation services.
          o Target key industry segments which track to the ideal client profile.
          o    Identification of specific prospects in targeted industries.
          o    Telephone contact to establish client interest and need.
          o    Personalized direct-mail introduction to ALPNET.
          o    Consultative selling from experienced direct sales force.
          o Utilize an internal sales support and project management organization to provide support to the sales force and interface to the ALPNET network production facilities.

       Targeted industries:

          o    Computer Hardware and Software
          o    Automotive
          o    Chemical and Pharmaceutical
          o    Telecommunications and Electronics
          o    Aerospace and Defense
          o    Banking and Finance

       Ideal client profile:

          o    Multilingual translation needs
          o Translation of documentation required to support international revenue
          o    Need is continuous or growing
          o    Information is developed "on-line"
          o    Has unique terminology requirements
          o    Recognize translation as a purchased service
          o    Require value-added services with translation




       Other Value-Added Services:

          o    Pre-translation consulting including:

               Organization
               Planning
               Developing materials for translation
               Administration
               Project/facilities management
               Custom development, layout, design and production

          o    Post-translation services including:

               Desktop publishing
               Typesetting
               Multilingual printing
               Packaging
               Storage
               Shipping

       MAJOR CUSTOMERS

Fourteen percent of the Company's 1994 revenues were for services provided to a single customer in the computer industry. Relations with this customer are good and management believes a significant portion of 1995 revenues will also be attributable to this customer. No other customer accounts for more than 10% of revenues.

       MANPOWER

The Company requires both sales and project management personnel to obtain and manage major translation projects. In all network countries, sales is one of the primary responsibilities of the country manager and the local direct sales personnel. The Company also has project managers dedicated to specific clients. Project managers are introduced to potential clients as a part of the sales planand are vital for obtaining major contracts, where the ability to demonstrate the Company's management strengths can be as important as the quality of translation itself.

       BACKLOGS

As of December 31, 1994, the Company and its subsidiaries had a backlog of approximately $1,900,000 of translation services orders compared with a backlog of approximately $900,000 as of December 31, 1993. The increase in backlog in 1994 is a result of an increase in both the size and volume of customer orders in most countries, but especially in the U.K. and the U.S.

       COMPETITION

The Company experiences competition in two primary forms: (1) large commercial translation services companies, and (2) local translation services providers.

The Company is aware of very few large commercial translation services companies, and the Company believes that no one company accounts for a significant portion of the commercial translation market. Certain of the Company's principal competitors are owned by large companies in the publishing industry.

Local translation services providers generally service the needs of specific customers on a very localized basis. These providers typically consist of a small number of translators who provide translation into one or two languages, or serve only limited market segments. Although they frequently cooperate in loosely formed networks and alliances, these competitors do not presently offer the broad range of languages, services and support that are available from ALPNET.

Beginning in late 1993 and continuing throughout 1994 and into early 1995, the translation industry has been extremely price-competitive. Many competitors adopted a policy of buying market share by cutting prices and this practice has escalated throughout the industry as other competitors have reduced prices in an effort to maintain their revenues. This has led to the loss of some orders and required the Company to re-evaluate its pricing strategy and to reduce prices in many areas, which has had a significant affect on profitability in 1994.

Cost reductions from a restructuring in late 1992 and the use of proprietary computer translation technology has allowed the Company to compete at reduced price levels. Nevertheless, the Company does not have the financial resources of some of its largest competitors. Management does believe the Company is better positioned to sustain operations at these levels than many of its smaller competitors, and this situation could ultimately be resolved by the elimination of some current providers which may not be able to continue in business at the current price levels. Although the Company must effectively compete and prices have been reduced, the Company has determined that it will not be the price leader. ALPNET will compete by offering fair prices for superior quality service.

1994 revenues and results have been affected by these conditions but the effect on the first half of 1994 was much greater than it was during the last half of the year. 1995 results will also be affected, the extent of which depends on how quickly the competitive situation improves.

       DEVELOPMENT AND CUSTOMER SUPPORT

During 1994, 1993 and 1992, the Company spent approximately $124,000 , $179,000 and $279,000, respectively, on technology development and support activities. These amounts reflect the amounts spent on the further development and support of technology for use within the Company. Management does not expect significant variation from the 1994 level of expenditure.

       EMPLOYEES

As of December 31, 1994, the Company employed 224 persons. Due to the nature of its business, the Company also retains a large number of free-lance translators on an as-needed basis.

(D)    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
       SALES

Financial information concerning the Company's foreign and domestic operations is presented in Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K and is incorporated herein by reference.


(E)    EXECUTIVE OFFICERS OF ALPNET, INC.

The following table sets forth certain information concerning the executive officers of the Company as of March 17, 1995.

               Name, Age and
                 Positions
             with the Company                 Business Experience

          Thomas F. Seal, 41       Mr. Seal joined the Company in January
          President, Chief         1987 as its Vice President of Research
          Executive Officer        and Development.  In June 1988, Mr. Seal
            and Director           assumed responsibility for the Company's
                                   Canadian operations and he resided in
                                   Canada from October 1988 to March 1989
                                   where he directed the restructuring of
                                   Canadian operations.  In April 1989, Mr.
                                   Seal returned to the U.S., and was named
                                   President and Chief Executive Officer on
                                   May 16, 1989.  Mr. Seal was elected to
                                   the Board of Directors in June 1989.
                                   Mr. Seal received his B.S. degree in
                                   Computer Science from Brigham Young
                                   University in 1975, and since that time
                                   has held a variety of technical and
                                   management positions in companies
                                   related to the computer industry.

          John W. Wittwer, 49      Mr. Wittwer is one of the founders of
          Executive Vice           the Company.  He is currently serving as
          President                Executive Vice President, and has been
            and Director           employed by the Company since 1982
                                   serving in various positions including
                                   Vice President of Finance and
                                   Administration, Director of
                                   Administration, Executive Vice
                                   President, Chief Executive Officer,
                                   Treasurer and Chief Financial and
                                   Accounting Officer.  Mr. Wittwer served
                                   as Executive Vice President of R. L.
                                   Warner Enterprises from 1978 to 1982.
                                   Mr. Wittwer is a Certified Public
                                   Accountant and practiced public
                                   accounting with Ernst & Young and other
                                   certified public accounting firms from
                                   1968 to 1978. Mr. Wittwer has served as a director of the Company since May
                                   1993.


          D. Kerry Stubbs, 40      Mr. Stubbs joined the Company in
          Chief Financial          November 1993 as Vice President Finance.
          Officer,                 He has been Chief Financial Officer and
            Treasurer and          Treasurer since June 1994 and Secretary
            Secretary              since February 1995.  His
                                   responsibilities include coordinating
                                   the international accounting, finance
                                   and taxation functions of the Company as well as managing and directing these functions in the U.S. A Certified
                                   Public Accountant, he practiced with
                                   Ernst & Young for 13 years prior to
                                   joining the Company.


There is no family relationship between any of the directors or executive officers of the Company.



ITEM 2:   PROPERTIES

ALPNET's world headquarters are located in Salt Lake City, Utah. Sales and production facilities leased by the Company are listed below.
       Location                                                    Square Feet
     United States
       Salt Lake City, Utah                                              5,300
       Orem, Utah(1)                                                    10,200
       Other locations                                                     400
     United Kingdom
       Croydon(1)                                                       12,800
       Birmingham, Nottingham, Manchester, Newcastle, Leeds and Glasgow  6,900
     Spain, Barcelona(2) and Madrid                                      2,800
     Hong Kong                                                           2,500
     Singapore                                                           1,500
     Korea                                                               1,500
     Germany
       Stuttgart                                                         9,900
       Munich, Frankfurt, Dusseldorf, Hamburg and Berlin                 5,000
     France, Paris                                                       1,000
     Canada, Montreal                                                    9,500
     Switzerland, Zurich                                                   400

(1) Approximately 12,500 square feet of the Company's facilities are subleased on contracts with remaining terms of up to four years.

(2) The Company's facility in Barcelona, Spain is owned and subject to a mortgage as described in Note 4 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 3:   LEGAL PROCEEDINGS

None.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1994.



                                     PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ALPNET's Common Stock trades in the over-the-counter market under the NASDAQ symbol "AILP."  The following table shows the range of high and low trading prices as reported by the NASDAQ Stock Market for the years 1993 and 1994.
       1993                                 HIGH       LOW
       Quarter ended March 31, 1993         $ .94    $ .31

       Quarter ended June 30, 1993           1.44      .53

       Quarter ended September 30, 1993      1.00      .50

       Quarter ended December 31, 1993       1.19      .69


       1994                                 HIGH       LOW
       Quarter ended March 31, 1994         $ .84    $ .31

       Quarter ended June 30, 1994            .87      .31

       Quarter ended September 30, 1994       .78      .41

       Quarter ended December 31, 1994        .47      .28

As of December 31, 1994, there were 546 shareholders of record. No dividends have been declared on the Company's Common Stock. The Company is currently prohibited from paying dividends under Utah corporate law.


ITEM 6: SELECTED FINANCIAL DATA

The following selected financial data are derived from the Consolidated
Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

OPERATING SUMMARY
Thousands of dollars, except per-share data
YEAR ENDED DECEMBER 31             1994              1993          1992            1991           1990

Sales of services                 $20,473          $19,459         $19,747       $23,118         $22,704
Net income (loss)                    (741)             458            (613)          378          (1,421)
Net income (loss) per share          (.04)             .03            (.05)          .03           (0.13)
Cash provided by (used in)
   operations                        (606)             371            (130)        1,647            (149)
FINANCIAL SUMMARY
Thousands of dollars and shares

AS OF DECEMBER 31                   1994            1993             1992         1991             1990

Working capital (working
   capital deficiency)             $ 1,187        $    125         $  (633)     $  (610)         $(1,838)
Total assets                        13,223          12,743          12,233       15,520           17,411
Long-term debt and long-
   term debt to affiliates,
   less current portion                533           1,314           2,156        1,965            3,231
Shareholders' equity                 7,177           6,089           5,146        6,335            4,979
Shares of Common
   Stock outstanding                15,562          15,562          12,562       11,480           11,480
Shares of Convertible
   Preferred Stock out-
   standing:

      Series B(1)                      459             459             459          459              --
      Series C(2)                      585              --              --           --              --

(1)   Convertible at the rate of three common shares for each preferred share.
(2)   Convertible at the rate of nine common shares for each preferred share.

A large majority of the Company's operations are in foreign countries. Accordingly, the Company is significantly affected by foreign currency exchange rate fluctuations. The following table shows what sales and results of operations would have been for the years presented, had foreign currency exchange rates remained at 1990 levels for all years.

PRO FORMA DATA
Thousands of dollars
YEAR ENDED DECEMBER 31              1994             1993             1992         1991         1990

Pro forma sales of services at
   1990 foreign currency
   exchange rates                 $22,459            $21,586       $19,836         $23,287     $22,704
Pro forma net income (loss) at
   1990 foreign currency
   exchange rates                    (906)               629          (594)            397      (1,421)

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto.

FOREIGN OPERATIONS

The Company serves its customers from 27 offices in 10 countries. The operations of the Company are predominantly located outside the U.S. Accordingly, the Company is subject to the effects of foreign currency exchange rate fluctuations among U.S. dollars, Canadian dollars, British pounds sterling, German marks and other European and Asian currencies. For all of the Company's foreign subsidiaries, the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the year. The resultant cumulative foreign currency adjustments to the assets and liabilities are recorded as a separate component of shareholders' equity. The 1994 foreign currency equity adjustment was positive $514,000, compared to negative adjustments of $333,000 in 1993 and $1,552,000 in 1992. As of December 31, 1994, the cumulative net effect to the Company of the equity adjustment from movements in foreign currency exchange
rates was a reduction of $1.6 million in shareholders' equity.   A significant
portion of the cumulative foreign currency adjustment relates to changes in the recorded amount of goodwill.

Because most of the Company's operations are located outside the U.S. and its foreign operations' financial results must be translated into U.S. dollars, the Company's actual and reported financial results and financial condition are susceptible to movements in foreign currency exchange rates. Furthermore, since the Company has relatively few long-term monetary assets and liabilities denominated in currencies other than the U.S. dollar, it does not have any ongoing hedging programs in place to manage currency risk.

RESULTS OF OPERATIONS

The following paragraphs discuss 1994 results as compared with 1993 and 1993 results as compared with 1992, including the significant effects of fluctuating foreign currency exchange rates.

The Company sustained a net loss of $741,000 in 1994 compared to net income of $458,000 in 1993 and a net loss of $613,000 in 1992. If foreign currency exchange rates for 1994 had remained unchanged from 1993, the Company would have recorded a net loss of $733,000 instead of $741,000 and therefore currency exchange rate fluctuations did not have a material affect on 1994 results. In 1993, however, such fluctuations did have a significant affect and the Company would have recorded net income of $630,000 instead of $458,000 if currency exchange rates for 1993 had remained unchanged from 1992 levels.

Sales of services were $20.5 million for 1994 compared to $19.5 million for 1993 and $19.7 million for 1992. The $1.0 million increase in reported sales for 1994 consisted of an increase in sales volume of $800,000 and an increase of $200,000 due to currency exchange rate variances. The $200,000 decrease in reported sales for 1993 consisted of an increase in sales volume of $1.6 million and a $1.8 million decrease due to currency exchange rate variances.
The increases in sales volume in both 1994 and 1993 are largely the result of an increase in the need for language related services in an increasingly global marketplace where more and more businesses are entering foreign markets and becoming involved in worldwide trade. Management believes that international trade agreements such as the North American Free Trade Agreement (NAFTA) and the General Agreement on Tariffs and Trade (GATT) have also had a positive effect on demand for the language services provided by the Company.

The Company competes on the basis of quality, service and geographical proximity to clients and potential clients, and opened several new offices in 1994 and 1993 in order to increase its market share in what management believes has been and will continue to be an expanding industry. While reported revenue growth from 1993 to 1994 was 5%, management believes the actual growth in business volume in terms of words translated was 10% to 15%. However, because of intense price competition which the Company encountered in 1994, prices the Company could charge in the marketplace were severely restricted.

The following table shows a comparison of sales of services in each of the Company's significant geographic areas for 1994, 1993 and 1992, along with the effect of foreign currency exchange rate fluctuations on the sales between years.

Thousands of dollars
                                 Increase (Decrease)                       Increase (Decrease)
                                 in Sales of Services   Total              in Sales of Services     Total
                                        due to        1994/1993                   due to         1993/1992
                                  Sales    Currency    Increase             Sales    Currency     Increase
                 1994      1993   Volume Differences  (Decrease)    1992    Volume Differences   (Decrease)
United States  $ 2,360   $ 2,467  $(107)    $           $ (107)  $ 2,458   $   9      $              $   9
Canada           3,404     3,077    532      (205)         327     3,493     (217)       (199)        (416)
Europe          15,940    15,309    245       386          631    14,532    2,658      (1,881)         777
Asia             1,955     1,268    621        66          687     1,597     (334)          5         (329)
Eliminations    (3,186)   (2,662)  (461)      (63)        (524)   (2,333)    (572)        243         (329)
TOTAL SALES    $20,473   $19,459  $ 830     $ 184       $1,014   $19,747   $1,544     $(1,832)       $(288)

As shown in the above table, with the exception of the U.S., which experienced a 4% sales decline, every major geographical region reported increased sales in 1994 over 1993. In the U.S., sales can fluctuate widely from period to period due to industry conditions which are often less predictable and stable than those found in the Company's foreign markets. Such conditions are characterized by the inexperience of many U.S. companies in international business and clients which may be unsophisticated in the nuances of marketing to foreign countries and the importance of related language issues. These factors, along with the unpredictable timing and the nonrecurring nature of most large translation projects for U.S. companies, contribute to a deficiency of "core" or repeat business and also have a tendency to depress the profitability of work performed by the Company for U.S. clients. Despite these conditions, U.S. sales have remained relatively level in 1994 from 1993, and while management is hopeful that 1995 sales will increase over 1994, there is no assurance that this will occur.

Canada's reported sales for 1994 increased 11% over 1993, however, the increase would have been 17% if currency exchange rates in 1994 had remained the same as in 1993. The increase in sales in Canada was due in part to increased international trading as well as marketing and sales efforts which were initiated during 1993. This increase in sales has occurred despite a difficult economic situation in Canada, which has continued into 1995 and which is expected to eventually depress sales if the economy and the strength of the Canadian dollar do not improve in the coming year.

In Europe, where the U.K. and Germany contributed 87% of that region's total reported sales for 1994, a decrease in sales from 1993 of 5% in Germany was overshadowed by a sales increase of 12% in the U.K. The overall increase in reported European sales of 4% in 1994 was due to currency exchange rate fluctuations as well as sales volume increases.

The decline in sales in Germany from 1993 to 1994 was primarily attributable to lower sales to large customers, especially during the first half of 1994, due to a general slowdown of the German economy. Sales levels during the last half of 1994 were actually higher than average 1993 levels as the German economy improved, but were not high enough to compensate for the low sales experienced in the first two quarters of the year. The positive results in the U.K. were due to several factors, including enhanced sales and marketing efforts initiated in 1993, increased core business and more large project work, all of which was helped by an improved economic situation in that country. The Company expects sales to continue to expand in Europe as the investments made in new offices and in human and equipment resources in the past two years, combine with growing demand for language services and a generally positive economic outlook. Nevertheless, the Company's business can be impacted dramatically by changes in the strength of the economies of the countries in which it has a presence and results of operations are highly dependent on general economic trends.

In Asia, 1994 sales increased 54% over 1993 levels as Hong Kong and Singapore increased sales over the prior year by a combined total of 41%. In addition, the Company's Korean office, which was opened in July 1994, contributed to the improved sales results. Substantially all of the increase in reported Asian sales in 1994 over 1993 was attributable to actual volume increases, with only a small portion of the increase due to currency exchange rate fluctuations. Management expects the increased demand for Asian language services to continue into 1995 as many Asian countries are experiencing very high economic growth rates and the interest in Asia from the business communities in the U.S., Europe and elsewhere is accelerating rapidly.

In 1993, the Company produced fewer large translation projects for multinational clients than in 1992. Due to poor global economic conditions, which were prevalent throughout 1992 and much of 1993, major clients significantly reduced the size and frequency of their orders for the translation of their product documentation and this negatively affected sales in all major geographic regions and in most countries, with the exception of the U.K. and Germany. As a result, 1993 sales increased in Europe, and declined in Canada and Asia, while remaining level in the U.S. compared to 1992 sales.

The 5% increase in reported sales in Europe in 1993 over 1992 was the net result of an 18% increase in volume, offset by a 13% decrease caused by currency exchange rate fluctuations. The volume increase in 1993 over 1992 was attributable to high growth rates in both the U.K. (16%) and in Germany (25%). However, these growth rates in volume were largely negated by currency exchange rate fluctuations and, in the U.K., the increase in sales volume was more than offset by the movement in the currency exchange rate. Likewise, currency exchange rate fluctuations negatively affected 1993 sales of services in every country in which the Company operates, with the exception of Singapore.

In 1993, management increased its sales and marketing efforts in several key markets, which consisted in part of a structured, multi-phased sales plan. The sales strategy was specifically targeted toward multinational clients with requirements for large volumes of technical documentation to be translated into multiple languages. The Company believes that this plan has been and will continue to be effective, even with unfavorable business conditions.

Cost of services sold as a percentage of sales of services has fluctuated primarily as a result of competition in the marketplace, the volume and nature of direct production costs of large project sales in each year, and programs to reduce direct and indirect production costs. Due to increased competition at the end of 1993 and continuing throughout 1994, especially with regard to pricing, the Company's gross margins deteriorated significantly from 1993 to 1994. While the Company has largely been able to contain the growth in costs of services sold to levels consistent with growth in the volume of work produced and at rates at or below inflationary increases, prices charged to clients, especially in the U.S. and Europe, have been limited by competitive price pressures which have in turn severely compressed margins. Management expects pressures on gross margins to continue in 1995, but does not expect pricing pressures to intensify beyond current levels. The Company does not expect to be able to return to 1993 pricing levels in the foreseeable future and is continuing its efforts to contain costs to offset the effects of these pricing pressures.

Gross margins increased from 1992 to 1993 primarily because of the successful efforts to reduce costs which were initiated during 1992. In the third quarter of that year, the Company took action to restructure its operations with the principal goal of reducing direct and indirect production-related costs. Included in 1992 results were approximately $260,000 of nonrecurring expenses related to this restructuring which reduced ongoing expenses of the Company by approximately $50,000 per month and enabled the Company to report net income for the fourth quarter of 1992 and for 1993.

The decreases in development costs and in selling, general and administrative expenses for 1994 and 1993 are also the result of management's continuing cost control measures. Total operating expenses, including cost of services sold, increased by $2.4 million in 1994 from 1993. This increase resulted from a $2.2 million increase in actual expenses and an increase of $200,000 due to currency exchange rate differences. Total operating expenses in 1993 decreased by $1.4 million from 1992. This decrease resulted from a $200,000 increase in actual expenses and a decrease of $1.6 million due to currency exchange rate differences. The increases in actual expenses for both years resulted primarily from the increased volume of work produced. Decreases in corporate administrative costs have been partially offset by the costs of increased marketing efforts and the opening of new offices in the U.S., Germany and Korea in 1994 and 1993.

Interest expense decreased approximately $160,000 in 1994 compared to 1993 and approximately $160,000 in 1993 compared to 1992. In 1994, the decrease resulted primarily from the capital restructuring completed in early 1994 which eliminated approximately $1.8 million of long-term debt to affiliates, as discussed in more detail in Note 3 to the Consolidated Financial Statements. In 1993, the decrease in interest expense resulted from lower overall borrowings under both short-term and long-term bank obligations, and to a lesser extent, lower interest rates worldwide over 1992 rates.

Fluctuations in the amount of goodwill amortization resulted solely from foreign currency exchange rate fluctuations from year to year.

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

Income tax expense as presented in the Consolidated Financial Statements represents the combined income tax expense and income tax credits of each of the entities of the Company. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method for calculating deferred income taxes. In 1992 and prior years, the Company used the deferred method of accounting for income taxes as set forth in Accounting Principles Board Opinion No. 11. Implementation of Statement No. 109 did not have a material effect on the consolidated financial statements, which have not been restated for any prior periods.

After consideration of the effect of the utilization of net operating loss carryforwards, shown as an extraordinary item in 1992, income taxes were approximately $90,000 in 1994, $80,000 in 1993 and $(150,000) in 1992.
Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization in various degrees of net operating loss carryforwards in many of these jurisdictions. In 1993, the net operating loss carryforwards of the U.S. parent company expired for state income tax purposes. The income tax credit in 1992 relates primarily to a tax loss carryback in France for that year.

Note 6 to the Consolidated Financial Statements, "Income Taxes," contains additional information pertaining to the computation of income taxes as well as the Company's net operating loss carryforwards as of December 31, 1994.

LIQUIDITY AND SOURCES OF CAPITAL

In 1994, the Company had a net negative cash flow from operations of approximately $600,000 compared with a positive cash flow from operations in 1993 of $370,000. In 1994, as in prior years, the Company's investing activities consisted primarily of the acquisition of equipment (approximately $490,000) needed to maintain or upgrade production capability.

The Company's 1994 financing activities were highlighted by the capital restructuring effective as of March 31, 1994, whereby approximately $1.8 million of current and long-term debt to affiliates was converted to a new series of preferred stock of the Company. Additionally, in 1994, the Company increased its borrowings from affiliates by $185,000 in order to finance a pension obligation owed to the former owner of one of its subsidiaries. In 1993, the Company's financing activities included an equity offering which realized net proceeds of approximately $1.5 million, about half of which was used to retire long-term debt. Financing activities for both years included fluctuations in the amounts utilized under bank lines of credit used to finance the Company's working capital needs.

The most important 1994 and 1993 transactions which affected the Company's liquidity and sources of capital, as well as additional details of the Company's notes payable to banks, long-term debt and long-term debt to affiliates, are described in Note 3, "Financing Transactions," and in Note 4, "Borrowings," to the Consolidated Financial Statements included herein.

At the end of 1994, the Company's cash and cash equivalents were approximately $340,000, representing a decrease of approximately $670,000 during 1994. However, at December 31, 1994, the Company had working capital of approximately $1.2 million, compared to working capital of approximately $100,000 at December 31, 1993. One of the primary reasons for the increase in working capital during 1994 was the elimination of the current portion of long-term debt as a result of the previously mentioned capital restructuring.

The Company's primary working capital requirements relate to the funding of client accounts receivable. The Company funds its working capital needs with various bank lines of credit with banks in the U.K., Canada, Spain and Germany. Most of the lines of credit are secured by accounts receivable and other assets of the respective subsidiaries. As of December 31, 1994, the Company has unused amounts under these lines of credit of approximately $500,000. The Company believes the available amounts under these lines of credit are sufficient to fund the Company's operations at current levels as well as enable the Company to grow at a modest level without seeking significant new sources of working capital. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as those which currently exist. Some of the banks which have loaned funds to the Company's subsidiaries under the credit facilities noted above, have placed certain limits on the flow of cash outside the respective countries. Such limitations have not been an undue burden to the Company in the past, nor are they expected to be unduly burdensome in the foreseeable future.


The Company has no present significant commitments for capital expenditures, which generally consist almost entirely of computer equipment and related peripheral hardware and software. Such equipment purchases in future years are not expected to vary materially from the general levels of equipment purchases experienced in recent years. However, the Company does plan to acquire and place additional translation services workstations in its offices worldwide in connection with future orders from customers, as such orders are received. The Company expects to finance a certain portion of future equipment costs through bank and/or leasing sources. Additionally, while there are no material current commitments, the Company may open additional offices in strategic locations worldwide, as customer demands dictate and opportunities arise. For example, in July 1994, the Company opened a sales and production office in Korea in order to meet the increased demand for translation into the Korean language. The costs of opening this office were not substantial and were almost exclusively related to the procurement of computers and other translation-related equipment. The costs of any additional offices are not expected to require a significant amount of cash.

Following the capital restructuring in early 1994, the Company's long-term debt to affiliates (including approximately $820,000 which was due in 1994) was reduced from $2,050,000 to approximately $240,000 and outstanding preferred stock increased by over $1.7 million. As a result of this and other transactions since December 31, 1993, the Company's total shareholders' equity has increased from $6.1 million to $7.2 million during 1994.

The Company believes it has the ability to issue additional equity securities if necessary, but does not currently have any firm plans to do so. In past years, the Company has relied on major shareholders of the Company to fund certain obligations, but the Company does not anticipate using this source of capital in the foreseeable future.

As a result of the financing transactions described above, current working capital, anticipated cash flows and available lines of credit, together with management's expectations of increased revenues and plans to control expenses, management believes that the Company's cash flow will be adequate to meet financial obligations during 1995. It is more difficult to assess cash flows beyond 1995 and the ability of the Company to meet its commitments without additional sources of capital is directly related to the Company's operations providing a positive cash flow. Should the Company's operations fail to provide adequate funds to enable it to meet its future financial obligations, management has the option, because of the Company's organizational structure, to cut costs by selectively eliminating operations which are not contributing to the Company financially.

Inflation has not been a significant factor in the Company's operations; competition, however, has been and is expected to remain a major factor. To the extent permitted by competition and general economic and market conditions, the Company will pass on increased costs from inflation and operations to customers by increasing prices.

Due to prior years' operating losses, the Company and many of its subsidiaries have net operating loss carryforwards available to offset future taxable income in the various countries in which the Company operates. As a result, the Company historically has not had significant income tax liabilities arise requiring the expenditure of cash. Due to currently available net operating loss carryforwards, the Company expects this general trend to continue through 1995. Substantially all of the Company's deferred tax assets at December 31, 1994 and 1993 were comprised of net operating loss carryforwards for which the Company has provided allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards exist and the specific rules and regulations governing the utilization of such losses, including the timeframes by which the losses must be used.



ITEM 8:       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements:                                 Page

   Report of Independent Auditors

   Consolidated  Financial Statements:

     Balance Sheets as of December 31, 1994 and 1993

     Statements of Operations for the years ended December 31, 1994, 1993 and
       1992

     Statements of Shareholders' Equity for the years ended December 31, 1994,
       1993 and 1992

     Statements of Cash Flows for the years ended December 31, 1994, 1993 and
       1992

     Notes to Consolidated Financial Statements



REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
ALPNET, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of ALPNET, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Multiscript International Inc., a subsidiary of ALPNET, Inc., which statements reflect total assets constituting 9% in 1994 and 7% in 1993, and total revenues constituting 17% in 1994, 14% in 1993 and 16% in 1992 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Multiscript International Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ALPNET, Inc. and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.




                                                               ERNST & YOUNG LLP




Salt Lake City, Utah
March 10, 1995



ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

                                                                             December 31
Thousands of dollars                                                  1994                   1993

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                       $    344                 $ 1,012
   Trade accounts receivable, less allowance of
      $108 in 1994 and $165 in 1993                                   4,328                   3,415
   Work-in-process                                                      227                     229
   Income taxes receivable                                               51                      74
   Prepaid expenses and other                                           660                     735
Total current assets                                                  5,610                   5,465

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
   Office facilities and leasehold improvements                         141                     132
   Equipment                                                          3,471                   3,177
                                                                      3,612                   3,309
   Less accumulated depreciation and
      amortization                                                    2,682                   2,575
                                                                        930                     734

OTHER ASSETS:
   Goodwill, less accumulated amortization of
      $2,492 in 1994 and $1,983 in 1993                               6,449                   6,327
   Other                                                                234                     217
                                                                      6,683                   6,544
TOTAL ASSETS                                                        $13,223                 $12,743

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

                                                                             December 31
Thousands of dollars and shares                                      1994                    1993

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks                                          $ 1,443                 $ 1,208
   Accounts payable                                                  1,561                   1,056
   Accrued payroll and related benefits                                395                     660
   Other accrued expenses                                              822                     764
   Deferred revenue                                                     78                     106
   Current portion of long-term debt                                    85                      54
   Current portion of long-term debt to affiliates                      39                     822
   Guarantee liability (Note 7)                                                                670
Total current liabilities                                            4,423                   5,340

Long-term debt, less current portion                                   155                      86

Long-term debt to affiliates, less current portion                     378                   1,228

Guarantee liability (Note 7)                                         1,090

Commitments and contingencies (Notes 4, 5 and 7)

SHAREHOLDERS' EQUITY:
   Convertible Preferred Stock, no par value;
      authorized 2,000 shares; issued and
      outstanding 1,044 shares in 1994 and
      459 shares in 1993                                             2,894                   1,151
   Common Stock, no par value; authorized
      40,000 shares; issued and outstanding
      15,562 shares in 1994 and 1993                                37,846                  38,274
   Accumulated deficit                                             (31,950)                (31,209)
   Equity adjustment from foreign currency translation              (1,613)                 (2,127)
                                                                     7,177                   6,089
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $13,223                 $12,743


See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                                  Year Ended December 31
Thousands of dollars and shares                                    1994
                                                                              1993             1992
SALES OF SERVICES                                               $20,473     $19,459          $19,747

OPERATING EXPENSES
  Cost of services sold                                          18,399      15,969           16,855
  Selling, general and administrative expenses                    2,044       2,065            2,468
  Development costs                                                 124         179              279
  Amortization of goodwill                                          351         342              386
Total operating expenses                                         20,918      18,555           19,988

OPERATING INCOME (LOSS)                                            (445)        904             (241)

Interest expense                                                    204         364              526
Income (loss) before income taxes and
  extraordinary item                                               (649)        540             (767)

Income taxes                                                         92
                                                                                 82              271
Income (loss) before extraordinary item                            (741)        458           (1,038)
Extraordinary item - reduction of income
  taxes arising from carryforward of
  prior years' net operating losses
                                                                                                 425
NET INCOME (LOSS)                                               $  (741)    $   458          $  (613)


NET INCOME (LOSS) PER SHARE:

  Income (loss) before extraordinary item                        $ (.04)    $   .03          $  (.09)
  Extraordinary item                                                                             .04
  Net income (loss)                                              $ (.04)    $   .03          $  (.05)

Weighted average shares of Common Stock
  and Common Stock equivalents outstanding                       17,235      14,712           11,846




See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
                                                                                                                  Equity
                                                                                                       Adjustment
                                                                                                      from Foreign
                                          Preferred Stock          Common Stock         Accumulated      Currency
Thousands of dollars and shares          Shares     Amount      Shares      Amount        Deficit       Translation     Total
BALANCES AT JANUARY 1, 1992                 459     $1,151      11,480     $36,480       $(31,054)       $  (242)      $6,335
  Exercise of employee stock options                                31          25                                         25
  Retirement of Common Stock                                       (17)        (25)                                       (25)
  Issuance of Common Stock for
      minority interest                                          1,068         963                                        963
  Detachable stock warrants issued                                              13                                         13
  Net loss                                                                                   (613)                       (613)
  Foreign currency translation adjustment
                                                                                                          (1,552)      (1,552)
BALANCES AT DECEMBER 31, 1992               459       1,151     12,562      37,456        (31,667)        (1,794)       5,146
  Issuance of Common Stock for cash,
      net of offering costs of $45                               3,000       1,488                                      1,488
  Guarantee liability                                                         (670)                                      (670)
  Net income                                                                                  458                         458
  Foreign currency translation adjustment
                                                                                                            (333)        (333)
BALANCES AT DECEMBER 31, 1993               459       1,151     15,562      38,274        (31,209)        (2,127)       6,089
  Issuance of Preferred Stock in exchange
      for long-term debt to affiliates, net
      of costs of $25                       585       1,743                                                             1,743
  Costs related to 1993 issuance of
      Common Stock                                                              (8)                                        (8)
  Adjustment to guarantee liability                                           (420)                                      (420)
  Net loss                                                                                   (741)                       (741)
  Foreign currency translation adjustment

                                                                                                             514          514
BALANCES AT DECEMBER 31, 1994             1,044      $2,894     15,562     $37,846       $(31,950)       $(1,613)      $7,177



See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
                                                                                            Year Ended December 31
Thousands of dollars                                                       1994              1993             1992
OPERATING ACTIVITIES
  Net income (loss)                                                      $ (741)           $  458          $ (613)
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization of property, equipment
           and leasehold improvements                                       319               306              452
        Amortization of goodwill                                            351               342              386
        Other                                                               (69)              (37)             (12)
        Changes in operating assets and liabilities:
           Trade accounts receivable                                       (690)             (574)
           Accounts payable and accrued expenses                            426              (161)              64
           Other                                                           (202)               37             (407)
Net cash provided by (used in) operating activities                        (606)              371             (130)

INVESTING ACTIVITIES
  Purchase of property, equipment and leasehold improvements               (491)             (293)            (226)

FINANCING ACTIVITIES
  Proceeds from notes payable to banks                                      245               105              250
  Principal payments on notes payable to banks                              (78)             (308)            (177)
  Proceeds from long-term debt                                              136                47              148
  Principal payments on long-term debt                                      (40)             (618)            (427)
  Proceeds from long-term debt to affiliates                                185                                243
  Principal payments on long-term debt to affiliates                        (19)
  Sale of Common Stock for cash, net of offering costs                       (8)            1,488
Net cash provided by financing activities                                   421               714               37

Effect of exchange rate changes on cash                                       8                (7)             (27)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (668)              785             (346)

Cash and cash equivalents at beginning of year                            1,012               227              573
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $  344            $1,012           $  227

Cash paid during the year for:
  Interest                                                                $ 222            $  393           $  502
  Income taxes                                                               88                28               40
Cash received during the year for income taxes                               17                14              162

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In March 1994, the Company issued 584,257 shares of Convertible Preferred Stock in exchange for long-term debt to  affiliates.
In September 1992, the Company issued 1,068,076 shares of Common Stock in exchange for the minority interest in its  Canadian subsidiary.

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1994


1. SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

ALPNET, Inc. and its subsidiaries (the "Company"), together with its independent affiliates, form a worldwide network dedicated to providing specialized language services for businesses engaged in international trade. The Company has combined computer translation technology with experienced human translators in its worldwide network to provide a full spectrum of services to fulfill the language needs of customers in international business.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ALPNET, Inc. and its wholly-owned subsidiaries or branches located in the United States, Canada, United Kingdom, Switzerland, Spain, Germany, France, Hong Kong, Singapore and Korea. Significant intercompany accounts and transactions have been eliminated in consolidation.

For all of the Company's foreign subsidiaries, the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the year. The resultant cumulative translation adjustments to the assets and liabilities are recorded as a separate component of shareholders' equity. Exchange adjustments resulting from foreign currency transactions are included in the determination of net income. Such amounts are immaterial for all years presented.

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's foreign subsidiaries are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

CASH AND CASH EQUIVALENTS

The Company considers cash equivalents to be all highly liquid investments with a maturity of three months or less when purchased.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements are recorded at cost. Depreciation and amortization are calculated using the straight-line method over estimated useful lives of 3 to 25 years.

GOODWILL

Goodwill consists of the excess of the purchase price over the fair value of net assets of purchased subsidiaries and is amortized on the straight-line method over a 25-year period.

The Company periodically reviews goodwill for impairment by comparing undiscounted projected income over the remaining amortization period for each acquired subsidiary to the unamortized balance of goodwill for each subsidiary. No impairments have been recorded for any of the years presented.

REVENUE RECOGNITION

Revenue from translation services is recognized as work is performed. Customers are billed according to the terms of their purchase orders. Work-in-process represents costs on incomplete and unbilled projects as well as revenues recognized in excess of amounts billed. Deferred revenue arises when payments are received prior to being earned under the terms of customer purchase orders. Such revenue is subsequently recognized as the requirements specified in the purchase orders are completed.

Collateral is not required for receivables and reserves are provided for bad debts.

INCOME TAXES

The Company files a consolidated U.S. Federal income tax return which includes all domestic operations. Tax returns for states within the U.S. and for foreign subsidiaries are filed in accordance with applicable laws.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement No. 109"), which requires use of the asset and liability method for calculating deferred income taxes. Implementation of Statement No. 109 did not have a material effect on the consolidated financial statements. In 1992 and prior years, the Company used the deferred method of accounting for income taxes as set forth in Accounting Principles Board Opinion No. 11.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based upon the average shares of Common Stock and Common Stock equivalents outstanding during the respective years, to the extent they are dilutive. Common Stock equivalents consist of the Company's series B and series C Preferred Stock. Other Common Stock equivalents, consisting of warrants and employee stock options, have not been included in the calculation as their effect is antidilutive or immaterial for the years presented.

RECLASSIFICATIONS

Certain prior-year amounts have been reclassified to conform to the 1994 presentation.


2. GEOGRAPHICAL DATA

The following selected financial data summarizes the Company's domestic and foreign operations for financial reporting purposes.  Allocations of corporate and country overheads to domestic and foreign operations are based upon the
Company's policies for financial reporting consistently applied during the periods.  Intercompany sales are normally billed on a profit-sharing basis.  All intercompany sales are eliminated in determining the totals.
      Thousands of dollars                              1994             1993              1992
      Net sales:
          United States                             $  2,360          $  2,467          $ 2,458
          Canada                                       3,404             3,077            3,493
          Europe                                      15,940            15,309           14,532
          Asia                                         1,955             1,268            1,597
          Eliminations                                (3,186)           (2,662)          (2,333)
                                                     $20,473           $19,459          $19,747

   Income (loss) before income taxes:
          United States                              $  (337)          $  (111)         $   (89)
          Canada                                          85               (61)            (104)
          Europe                                        (408)              578             (619)
          Asia                                            11               134               45
                                                     $  (649)          $   540          $  (767)

      Identifiable assets:
          United States                              $   761           $ 1,406          $   678
          Canada                                       1,211               937            1,071
          Europe                                      10,493             9,821            9,865
          Asia                                           758               579              619
                                                     $13,223           $12,743          $12,233

Fourteen percent of the Company's 1994 revenues were for services provided to a single customer in the computer industry. No other customer accounts for more than 10% of revenues.


3. FINANCING TRANSACTIONS

In 1990, the Company completed certain refinancing transactions with three of its principal shareholders. One of these shareholders is a former chairman of the board of directors (the "Chairman"), another is also a former director (the "Shareholder"), and the third is a corporate affiliate of another former director and a current director (the "Corporate Affiliate"). The terms of the agreements arising from these 1990 transactions were revised in 1991, 1992 and 1994 as discussed in more detail below and in Note 4.

1992 TRANSACTIONS

In September 1992, the Company entered into the following major transactions with respect to its long-term debt to a Swiss bank and its long-term debt to affiliates:

    (1) Obtained a 300,000 Swiss franc (approximately $243,000) long-term loan from a shareholder, who is also a director of the Company (the "Director") (see Note 4);
    (2) Entered into loan modification agreements with the Shareholder and the Chairman which provided for loan principal payments scheduled for 1992 and 1993 to be deferred under a revised repayment schedule; and
    (3) Entered into a loan modification agreement with the Swiss bank which granted a one-year deferral on the repayment schedule. The Swiss bank loan was subsequently repaid in full during 1993.

Warrants to purchase 373,000 shares of Common Stock were issued in September 1992 to the Director in connection with the 300,000 Swiss franc loan.

1993 TRANSACTIONS

During 1993, the Company entered into a stock purchase agreement whereby the Company sold 3,000,000 shares of Common Stock to a Liechtenstein company. The net proceeds of $1,488,000 were used to retire the Company's remaining obligations under the Swiss bank debt discussed above and for operating purposes. The terms of the stock purchase agreement included an option for the purchaser to acquire up to 1,500,000 additional shares at various prices depending on the exercise date. The option expired on its own terms without any additional shares being purchased.

As a result of the above transactions and earlier transactions with affiliates, the Company's long-term debt to affiliates consisted of the following at
December 31, 1993:
                                                          Thousands of dollars
       Secured note payable to the Shareholder                          $1,632
       Secured note payable (300,000 Swiss francs) to the Director         243
       Unsecured note payable to the Corporate Affiliate (formerly due
         to the Chairman)                                                  175
                                                                        $2,050

1994 TRANSACTIONS

Effective March 31, 1994, the Company completed a capital restructuring with all three of the shareholders holding the debt described above. The agreements with these shareholders provided for the following:

    (1) Conversion of $1,807,000 of long-term debt due to the Shareholder and the Corporate Affiliate into a new series of convertible Preferred Stock (series C) of the Company;
    (2) Deferral of the due dates for repayment of the 300,000 Swiss franc (approximately $243,000) note payable to the Director; and
    (3) Elimination of all of the outstanding warrants currently held by these shareholders to purchase up to 8,390,000 additional shares of the Company's Common Stock.

The conversion of $1,807,000 of debt ($1,743,000, net of related costs) to preferred shares resulted in the issuance of 584,257 shares of series C Preferred Stock (see Note 5).

Substantially all of the Company's assets were encumbered under the former debt agreements with affiliates. Following the March 1994 transactions, the only assets which remain as security for long-term debt to affiliates are the accounts receivable and inventory, if any, of ALPNET, Inc. (the U.S. parent company).

In conjunction with the capital restructuring described above, the Company entered into a "financial monitoring agreement" with the Shareholder which requires the Company, among other things, to obtain prior approval for major financing transactions, significant asset purchases or sale of a major portion of the Company's assets.

In July 1994, the Company entered into an agreement with a current shareholder (who is also the former owner of the Company's German subsidiary) to finance a portion of a pension obligation owed to this shareholder. In connection with this agreement, the Company signed a 300,000 Deutsche mark (approximately $185,000) note payable (see Note 4).


4. BORROWINGS

NOTES PAYABLE TO BANKS

Notes payable to banks consisted of the following at December 31:
       Thousands of dollars                                                     1994            1993
       Credit facility with a U.K. bank, interest at 9.75%,
          collateralized by the assets of the U.K. subsidiary,
          guaranteed by the Company                                            $  736          $  731
       Credit facility with a Canadian bank, interest at 8.25%,
          collateralized by the accounts receivable of the
          Canadian subsidiary, guaranteed by the Company                          314             119
       Two credit facilities with Spanish banks, interest at 12% and
          15%, one of which is guaranteed by the Company's U.K.
          subsidiary                                                               95             104
       Credit facility with a German bank, interest at 10%,
          collateralized by the accounts receivable of the
          German subsidiary                                                       181             174
       Unsecured credit facility with a German bank, interest at 10.25%            78              80
       Credit facility with a French bank, interest at 12.8%,
          collateralized by the accounts receivable of the
          French subsidiary                                                        39

                                                                               $1,443          $1,208

All of the above credit facilities have variable interest rates. The interest percentages shown are the actual rates at December 31, 1994.

The credit facility with the U.K. bank has a maximum limit of Pounds700,000 (approximately $1,095,000) at December 31, 1994 and intercompany debts have been subordinated to the bank. The note agreement requires the U.K. subsidiary to maintain net equity of Pounds750,000 (approximately $1,175,000) and a 2:1 ratio of accounts receivable to outstanding borrowings under the facility.

The credit facility with the Canadian bank has a maximum limit of Canadian $450,000 (approximately $320,000) at December 31, 1994 and intercompany debts have been subordinated to the bank. The credit facilities with the Spanish banks have a maximum limit of PTS 14.2 million (approximately $110,000) at December 31, 1994.

The secured credit facility with the German bank has a maximum limit of DM 500,000 (approximately $325,000) at December 31, 1994 and intercompany debts have been subordinated to the bank. The unsecured credit facility has a maximum limit of DM 100,000 (approximately $65,000) at December 31, 1994. The credit facility with the French bank had a maximum limit of FF 300,000 (approximately $55,000) at December 31, 1994 but this facility expired in January 1995.

Most of the Company's credit facilities are subject to annual renewals and, except as noted above, the Company expects them to be renewed on substantially the same terms as exist at December 31, 1994. The weighted average interest rate on notes payable to banks was 9.8% at December 31, 1994 and 1993, and 10.8% at December 31, 1992.

LONG-TERM DEBT

Long-term debt consisted of the following at December 31:
       Thousands of dollars                                                   1994              1993
       Mortgage with a bank in Spain payable in monthly installments
          through March 31, 1997, interest at 17%                             $ 52              $ 63
       Obligations to financial institutions due at various dates through
          1998, secured by certain equipment                                   188                77
                                                                               240               140
       Less current portion                                                     85                54
                                                                              $155              $ 86

LONG-TERM DEBT TO AFFILIATES

Long-term debt to affiliates consisted of the following at December 31:
       Thousands of dollars                                                   1994              1993
       Secured note payable to the Director, due in quarterly installments commencing September 30, 1996 through December 31, 1998,
           interest at 9% payable monthly                                     $243            $  243
       Unsecured note payable to a current shareholder (who is also the former owner of the Company's German subsidiary), due in
          monthly installments of approximately $3,000 plus interest
          through June 1999, interest at 8%                                    174
       Secured note payable to the Shareholder, including accrued interest converted to debt, interest at prime plus 1.5%, exchanged for
          527,691 shares of series C Preferred Stock in March 1994                             1,632
       Unsecured note payable to the Corporate Affiliate, interest at prime plus 3%, exchanged for 56,566 shares of series C
          Preferred Stock in March 1994                                                          175
                                                                               417             2,050
       Less current portion                                                     39               822
                                                                              $378            $1,228

Interest expense on notes payable to affiliates was approximately $61,000 in 1994, $156,000 in 1993, and $147,000 in 1992. The note payable to the Director is collateralized by a security position in the accounts receivable and inventory, if any, of ALPNET, Inc. (the U.S. parent company).

DEBT MATURITIES

The aggregate maturities of long-term debt and long-term debt to affiliates as of December 31, 1994 were as follows:
                                                                           Long-Term
                                                      Long-Term             Debt to
                 Thousands of dollars                    Debt              Affiliates          Total
                 Year Ending December 31
                         1995                            $ 85                 $ 39              $124
                         1996                              79                   87               166
                         1997                              52                  136               188
                         1998                              24                  136               160
                         1999                                                   19                19
                                                         $240                 $417              $657

5. CAPITAL STOCK

CONVERTIBLE PREFERRED STOCK

The Company has 1,043,668 outstanding shares of Preferred Stock, of which 459,411 shares are designated as series B and 584,257 shares are designated as series C. The series B Preferred Stock is convertible at the option of the holder into three shares of the Company's Common Stock, has voting rights as if the shares were already converted, and features a 10% non-cumulative dividend subject to the discretion of the Board of Directors. All of the outstanding shares of series B Preferred Stock were issued in 1991.

The series C Preferred Stock is convertible at the option of the holder into nine shares of the Company's Common Stock and otherwise has the same general terms as the series B Preferred Stock. All of the outstanding shares of series C Preferred Stock were issued in 1994 as described in Note 3.

COMMON STOCK

In addition to the 1993 sale of Common Stock described in Note 3, the Company issued 1,068,076 shares of Common Stock, valued at Canadian $1.2 million (approximately $960,000), in September 1992 in exchange for all of the minority interest in the Company's Canadian subsidiary. With the completion of this transaction, all of the Company's subsidiaries became wholly-owned.

As discussed in more detail in Note 7, the Company has a guarantee liability related to the purchase of its German subsidiary which could result in the issuance of additional shares of Common Stock.

The Company is currently prohibited from paying dividends under Utah corporate law.

STOCK OPTIONS

The Company has an incentive stock option plan and a nonstatutory stock option plan whereby 136,577 and 1,063,423 shares, respectively, of the Company's authorized but unissued Common Stock are reserved for ultimate issuance under the plans.

Activity for the incentive stock option plan was immaterial for all years presented and there were no outstanding options under this plan as of December
31, 1994, 1993 and 1992.  The following table is a summary of activity for the
Company's nonstatutory stock option plan for the years ended December 31:
        Thousands of shares                       1994                 1993                   1992
        Outstanding at beginning of year           888                  801                    656
           Granted                                  31                  325                    227
           Cancelled                               (89)                (238)                   (51)
           Exercised                                                                           (31)
        Outstanding at end of year                 830                  888                    801

        Exercisable at end of year                 430                  323                    444

        Option price range per share:
           Granted                                $.44         $.75 to $.94          $.42 to $1.13
           Outstanding at end of year    $.42 to $1.13        $.42 to $1.13          $.42 to $3.25

The exercise terms of the options provide that the options expire six years after date of grant and cannot be exercised during the first year. No more than 20% of the options can be exercised in any one year; however, any unexercised options may be accumulated and exercised in succeeding years. The exercise price of options exercised during 1992 was $.81 per share.



6. INCOME TAXES

As discussed in Note 1, the Company adopted Statement No. 109 effective January
1, 1993. The following summarizes for income tax purposes, the domestic and foreign components of income (loss) before income taxes and extraordinary item.

        Thousands of dollars

        Year Ended December 31                        1994            1993              1992
        Domestic                                    $  807           $1,118            $1,087
        Foreign                                     (1,456)            (578)           (1,854)
                                                    $ (649)          $  540            $ (767)

Income tax expense (credit), including the effect of net operating loss carryforwards, consisted of the following for the year ended December 31:
        Thousands of dollars                          1994             1993              1992
        Current income tax expense (credit):
          Domestic income taxes:
             Federal                                    $ 5             $16             $ 390
             State                                       45                                57
          Foreign income taxes                           42              66              (176)
                                                         92              82               271
        Extraordinary item - reduction of income
          taxes arising from carryforward of
          prior years' net operating losses                                              (425)
        Net income tax expense (credit)                 $92             $82             $(154)

In 1993, the net operating loss carryforwards of the U.S. parent company expired for state income tax purposes. The income tax credit in 1992 relates primarily to a tax loss carryback in France for that year.

Income tax expense varied from the expected statutory domestic federal income tax amount as follows for the year ended December 31:
       Thousands of dollars                           1994             1993              1992

       Tax expense (benefit) on consolidated
          income (loss) computed at the domestic
          statutory federal income tax rate          $(227)            $189             $(261)
       Effect of foreign losses on the computation
          of tax expense (benefit) at domestic
          statutory rates                              611              556               455
       Utilization of U.S. net operating losses
          from prior years                            (270)            (375)
       Utilization of foreign net operating losses
          from prior years                             (60)            (288)
       Domestic state income taxes                      45                                 57
       Other                                            (7)                                20
                                                     $  92             $ 82             $ 271

The approximate tax effect of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows for the year ended December 31:
          Thousands of dollars                                           1994                 1993
          Deferred tax assets:
             Net operating loss carryforwards                            $8,700              $ 8,500
             Tax credit carryforwards                                       400                  400
             Other                                                          100                  100
                Total deferred tax assets                                 9,200                9,000
             Less valuation allowances                                   (8,900)              (8,700)
          Net deferred tax assets                                        $  300              $   300

          Deferred tax liabilities:
             Intangible assets book basis in excess of tax basis         $  200              $   200
             Other                                                          100                  100
          Total deferred tax liabilities                                 $  300              $   300

The change in the valuation allowances during 1994 and 1993 was not significant.

Due to prior years' operating losses, the Company and many of its subsidiaries have net operating loss carryforwards available to offset future taxable income in the various countries in which the Company operates.  The following table summarizes by country the available operating loss carryforwards and the related expiration dates.
                                                    Operating
                                                       Loss                        Expiration
                Thousands of dollars              Carryforwards                      Dates
                United States                         $17,500                  1998 through 2003
                Canada                                  2,000                  1995 through 2000
                United Kingdom                          2,000                               None
                Spain                                     800                  1995 through 1999
                Germany                                 2,500                               None
                France                                    200                               1999
                Hong Kong                                 100                               None
                Singapore                                 100                               None

The Company's Swiss subsidiary has been granted an exemption from Swiss taxes until 1996.

The Company has approximately $400,000 of general business tax credit carryforwards available to offset future U.S. federal income taxes which expire beginning in 1997 through 2001.



7.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Substantially all of the Company's office space and various equipment is rented under leases which are classified as operating leases. These leases have remaining terms of up to 20 years. Certain of the leases for office space contain renewal options and adjustment clauses based on consumer price indices. Total rental expense for all operating leases was approximately $1.6 million in 1994, $1.6 million in 1993 and $1.8 million in 1992.

Certain office space is subleased under agreements with remaining terms of up to four years with various renewal options. Total sublease rental income was approximately $248,000 in 1994, $229,000 in 1993 and $293,000 in 1992.

At December 31, 1994, future minimum payments under noncancelable operating leases with initial terms of one year or more and future sublease income under noncancelable subleases with initial terms of one year or more, are as follows:
                                                      Lease                  Sublease
         Thousands of dollars                        Payments                 Income
         Year ending December 31
                1995                                   $1,063                    $134
                1996                                      835                      48
                1997                                      836                      48
                1998                                      818                      48
                1999                                      856
                Thereafter                              1,951
         Total minimum lease payments                  $6,359                    $278

EMPLOYEE BENEFIT PLANS

ALPNET, Inc. has a contributory profit sharing plan ("Plan") which is designed to meet the requirements for qualification under Section 401(k) of the U.S. Internal Revenue Code. Under this provision, contributions by U.S. employees are excluded from their taxable income. The Plan provides retirement benefits for U.S. employees meeting certain eligibility requirements. Employer contributions are discretionary and become fully vested after two years. Employer contributions of $1,700 were made in 1994, but no employer contributions were made to the Plan in 1993 or 1992. Total employer and employee contributions may not exceed specified limits.

The Company's U.K. subsidiary has two defined contribution plans which cover substantially all of its employees. Contributions are based upon percentages of participating employees' compensation. The cost of these plans was approximately $81,000 in 1994, $61,000 in 1993 and $96,000 in 1992.

ACQUISITION GUARANTEE

In 1988, the Company acquired its German subsidiary for a combination of cash and shares of the Company's Common Stock. The acquisition agreement required the Company to give additional consideration if the value of the shares of Common Stock did not reach an agreed-upon level within a specified period following the acquisition, and remain at that level until the former owner was able to sell the shares of the Company's Common Stock for an amount equal to the stipulated purchase price in the acquisition agreement. As a result of this requirement, the Company issued additional shares to the former owner in 1990.

In 1993, the Company and the former owner entered into an agreement which amended the original acquisition agreement. This agreement waives the requirement to pay any additional consideration if the value of all shares of Common Stock previously issued reached the stipulated purchase price on or before September 30, 1994 (which date was subsequently extended to September 30, 1996, in conjunction with the capital restructuring discussed in Note 3). If the stock value does not reach such amount, the Company is required to pay interest on the stock value deficiency beginning on September 30, 1996. Alternatively, the Company could settle such deficiency by making additional payments (in cash or stock) to the former owner.

As a result of this waiver agreement, the Company recorded a guarantee liability in the consolidated balance sheets for the stock value deficiency calculated based on the trading value per share of the Company's Common Stock as compared to the guaranteed value at the balance sheet dates. A decrease in shareholders' equity has also been recorded for the same amounts.


8. RELATED PARTY TRANSACTIONS

Related party transactions not previously disclosed are as follows.

The Company incurred legal costs of approximately $53,000 in 1994, $57,000 in 1993 and $27,000 in 1992 for services performed by a law firm whose Chairman of the Board was a director and also the secretary of the Company. Approximately $25,000 in 1994 and $36,000 in 1993 of these legal fees related to financing transactions discussed in Note 3.

As of December 31, 1994, the Company has a $76,000 unsecured promissory note receivable, bearing interest at prime plus 3%, from an officer and director of the Company. The note balance was $84,000 at December 31, 1993 and $93,000 at December 31, 1992.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors required by Item 10 of Form 10-K is presented in the section titled "Information About Directors" in the Company's definitive Proxy Statement dated March 27, 1995 and is incorporated herein by reference. The information with respect to Executive Officers is presented in the section titled "Executive Officers of ALPNET, Inc." in Item 1 hereof. The information with respect to other significant employees is presented in the section titled "Certain Significant Employees" in the Company's definitive Proxy Statement dated March 27, 1995 and is incorporated herein by reference.



ITEM 11:  EXECUTIVE COMPENSATION

Information required by Item 11 of Form 10-K is presented in the sections titled "Compensation of Directors," "Executive Compensation" and "Compensation Pursuant to Plans" in the Company's definitive Proxy Statement dated March 27, 1995 and is incorporated herein by reference.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 12 of Form 10-K is presented in the sections titled "Principal Shareholders" and "Information About Directors" in the Company's definitive Proxy Statement dated March 27, 1995 and is incorporated herein by reference.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 of Form 10-K is presented in the section titled "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement dated March 27, 1995 and is incorporated herein by reference.


                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)     (1)FINANCIAL STATEMENTS:

     The financial statements are included in Item 8, Financial Statements and Supplementary Data, as listed in the Index to Consolidated Financial Statements at the beginning of Item 8.

     (2) FINANCIAL STATEMENT SCHEDULES:

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions and therefore have been omitted or are not presented because the information required is included in the financial statements or notes thereto.

     (3) LISTING OF EXHIBITS:
         Exhibit                                                                                   Filing
           No.       Description                                                                   Status
           3.1       Restated Articles of Incorporation                                             (i)
           3.2       Articles of Amendment dated June 11, 1987                                      (i)
           3.3       Articles of Amendment dated June 27, 1988                                      (i)
           3.4       Articles of Amendment dated August 29, 1989                                    (i)
           3.5       Articles of Amendment dated June 6, 1991                                      (ii)
           3.6       Articles of Amendment dated March 31, 1994 and related Specimen
                        Series C Preferred Stock Certificate                                       (iv)
           3.7       Designation of Preferred Shares dated July 31, 1991                           (ii)
           3.8       By-Laws                                                                        (i)
          10.1       Loan Agreement dated 18  September 1992 between ALPNET, Inc. and
                        Michael F. Eichner, with Exhibits                                          (ii)
          10.2       Stock Purchase Agreement between ALPNET, Inc. and Benitex A.G.
                        dated 1 July 1993, with Exhibits                                          (iii)
          10.3       Debt Conversion Agreement dated 31 March 1994 between ALPNET, Inc.
                        and H.F. Boeckmann, II                                                     (iv)
          10.4       Debt Conversion Agreement dated 31 March 1994 between ALPNET, Inc.
                        and NFT Ventures, Inc.                                                     (iv)
          10.5       Modification Agreement dated 31 March 1994 between ALPNET, Inc.
                        and Michael F. Eichner                                                     (iv)
          11         Statement Re:  Computation of Per Share Earnings                              (iv)
          20         Opinion of Friedman & Friedman, Independent Auditors for Multiscript
                        International Inc.                                                         (iv)
          21         Subsidiaries of Registrant                                                    (ii)
          23.1       Consent of Ernst & Young LLP, Independent Auditors                            (iv)
          23.2       Consent of Friedman & Friedman, Independent Auditors for Multiscript          (iv)
                     International Inc.
          27         Financial Data Schedules                                                      (iv)

         (i)   Previously filed on April 16, 1990 with the Securities and Exchange Commission as an Exhibit to Form 10-K for the
                year ended December 31, 1989, and incorporated herein by reference.

         (ii)  Previously filed on March 31, 1993 as an Exhibit to Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

         (iii) Previously filed on March 30, 1994 as an Exhibit to Form 10-K for the year ended December 31,
                 1993, and incorporated herein by reference.

         (iv)  Filed herewith.

(b)  REPORTS ON 8-K:

     The following reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1994, which are incorporated herein by reference:
                                                             Financial
         Date of                                            Statements
         Report     Item Reported                              Filed

         11/10/94   ALPNET Announces Third Quarter
                    1994 Results                                 N/A

(C)  EXHIBITS:

     The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(3) above.

(D)  FINANCIAL STATEMENT SCHEDULES:

     The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ALPNET, INC.

                                            By:      \s\ Thomas F. Seal
                                                     Thomas F. Seal, President
                                           Date:     27 March 1995




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons onbehalf of the registrant and in the capacities and on the dates indicated.

\s\ Thomas F. Seal                         President, Chief Executive Officer     27 March 1995
Thomas F. Seal                                and Director




\s\ John W. Wittwer                        Executive Vice President and Director  27 March 1995
John W. Wittwer




\s\ D. Kerry Stubbs                        Chief Financial and Accounting Officer 27 March 1995
D. Kerry Stubbs




\s\ James R. Morgan                        Chairman of the Board of Directors     27 March 1995
James R. Morgan



\s\ Michael F. Eichner                     Director                               27 March 1995
Michael F. Eichner