Form 10-Q
period 1995-03-31
ALPNET INC
filed 1995-05-11
CIK 712425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1995

                                       or

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

The number of shares outstanding of the registrant's no par value Common Stock as of May 8, 1995, was 15,562,223.

ALPNET, INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited):

          Consolidated Statements of Operations--Three months ended March 31, 1995 and 1994

          Consolidated Balance Sheets--March 31, 1995 and December 31, 1994

          Consolidated Statements of Cash Flows--Three months ended March 31, 1995 and 1994

          Notes to Consolidated Financial Statements--March 31, 1995


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                            Three Months Ended March 31
Thousands of dollars and shares                            1995                      1994

SALES OF SERVICES                                        $5,906                    $4,338

OPERATING EXPENSES:
    Cost of services sold                                 5,112                     4,085
    Selling, general and admini-
      strative expenses                                     571                       520
    Development costs                                        43                        34
    Amortization of goodwill                                 92                        84

Total operating expenses                                  5,818                     4,723

OPERATING INCOME (LOSS)                                      88                      (385)

Interest expense                                             46                        71

Income (loss) before income taxes                            42                      (456)

Income taxes                                                 28                        20


NET INCOME (LOSS)                                        $   14                    $ (476)



NET INCOME (LOSS) PER SHARE                              $ .001                   $ (.031)


Weighted average shares of
    Common Stock and Common
    Stock equivalents outstanding                        22,199                    15,562




See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                    March 31            December 31
Thousands of dollars                                                   1995               1994

ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                      $    427           $    344
    Trade accounts receivable less allowance of
      $129 in 1995 and $108 in 1994                                   4,661              4,328
    Work-in-process                                                     301                227
    Income taxes receivable                                              70                 51
    Prepaid expenses and other                                          703                660
Total current assets                                                  6,162              5,610

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
    Office facilities and leasehold improvements                        148                141
    Equipment                                                         3,597              3,471
                                                                      3,745              3,612
    Less accumulated depreciation and
      amortization                                                    2,780              2,682
Net property, equipment and leasehold improvements                      965                930

OTHER ASSETS:
    Goodwill, less accumulated amortization
      of $2,767 in 1995 and $2,492 in 1994                            6,823              6,449
    Other                                                               228                234
Total other assets                                                    7,051              6,683
TOTAL ASSETS                                                        $14,178            $13,223










See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED) - continued

                                                                    March 31        December 31
Thousands of dollars and shares                                        1995             1994

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable to banks                                          $ 1,400            $ 1,443
    Accounts payable                                                  1,953              1,561
    Accrued payroll and related benefits                                460                395
    Other accrued expenses                                              745                822
    Deferred revenue                                                    136                 78
    Current portion of long-term debt                                    93                 85
    Current portion of long-term debt to affiliates                      44                 39
Total current liabilities                                             4,831              4,423

Long-term debt, less current portion                                    134                155

Long-term debt to affiliates, less current portion                      385                378

Guarantee liability (Note 3)                                          1,290              1,090

Commitments and contingencies (Note 3)

SHAREHOLDERS' EQUITY:
    Convertible Preferred Stock, no par value;
      authorized 2,000 shares; issued and outstanding
      1,044 shares in 1995 and 1994                                   2,891              2,894
    Common Stock, no par value; authorized 40,000
      shares; issued and outstanding 15,562 shares
      in 1995 and 1994                                               37,646             37,846
    Accumulated deficit                                             (31,936)           (31,950)
    Equity adjustment from foreign currency
      translation                                                    (1,063)            (1,613)
Total shareholders equity                                              7,538
                                                                                         7,177
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $14,178            $13,223





See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      Three Months Ended March 31
Thousands of dollars                                                      1995             1994
OPERATING ACTIVITIES:
    Net income (loss)                                                    $  14           $ (476)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depreciation and amortization of property, equipment
           and leasehold improvements                                       84               80
         Amortization of goodwill                                           92               84
         Other                                                              (6)              14
         Changes in operating assets and liabilities:
           Trade accounts receivable                                       (86)             142
           Accounts payable and accrued expenses                           156              (60)
           Other                                                            26               82
Net cash provided by (used in) operating activities                        280             (134)

INVESTING ACTIVITIES:
    Purchase of property, equipment and leasehold improvements             (84)            (152)

FINANCING ACTIVITIES:
    Proceeds from notes payable to banks                                   168              286
    Principal payments on notes payable to banks                          (272)             (96)
    Proceeds from long-term debt and debt to affiliates                      1               47
    Principal payments on long-term debt and debt to
      affiliates                                                                             (26)(10)
Net cash provided by (used in) financing activities                       (129)             227

Effect of exchange rate changes on cash                                     16                3

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        83              (56)
Cash and cash equivalents at beginning of period                           344            1,012

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 427           $  956

CASH PAID DURING THE PERIOD FOR:
   Interest                                                                               $  51 $   87
   Income taxes                                                             28

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Effective  March 1994,  the Company  issued  584,257 shares  of  Convertible Preferred  Stock  in exchange  for  long-term debt  to affiliates.


See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1995


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

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the respective complete years. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    Certain amounts for the three-month period ended March 31, 1994 have been reclassified to conform to the 1995 presentation.


2.  INCOME TAXES

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





3.  ACQUISITION GUARANTEE

    In 1988, the Company acquired its German subsidiary for a combination of cash and shares of the Company's Common Stock. The acquisition agreement required the Company to give additional consideration if the value of the shares of Common Stock did not reach an agreed-upon level within a specified period following the acquisition, and remain at that level until the former owner was able to sell the shares of the Company's Common Stock for an amount equal to the purchase price stipulated in the acquisition agreement. As a result of this requirement, the Company issued additional shares to the former owner in 1990.

    In 1993, the Company and the former owner entered into an agreement which amended the original acquisition agreement. This agreement waives the requirement to pay any additional consideration if the value of all shares of Common Stock previously issued reached the stipulated purchase price on or before September 30, 1994 (which date was subsequently extended to September 30, 1996). If the stock value does not reach such amount, the Company is required to pay interest on the stock value deficiency beginning on September 30, 1996. Alternatively, the Company could settle such deficiency by making additional payments (in cash or stock) to the former owner.

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

FOREIGN OPERATIONS

The Company serves its customers from 27 offices in 10 countries. The operations of the Company are predominantly located outside the U.S. Accordingly, the Company is subject to the effects of foreign currency exchange rate fluctuations among U.S. dollars, Canadian dollars, British pounds sterling, German marks and other European and Asian currencies. For all of the Company's foreign subsidiaries, the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at period-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the period. The resultant cumulative foreign currency adjustments to the assets and liabilities are recorded as a separate component of shareholders' equity. The foreign currency equity adjustment for the three months ended March 31, 1995 was positive $550,000 compared to a positive adjustment of $74,000 for the three months ended March 31, 1994. As of March 31, 1995, the cumulative net effect to the Company of the equity adjustment from movements in foreign currency exchange rates was a reduction of $1.1 million in shareholders' equity. A significant portion of the cumulative foreign currency adjustment relates to changes in the recorded amount of goodwill.

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


RESULTS OF OPERATIONS

The following paragraphs discuss results of operations for the three months ended March 31, 1995 as compared with the three months ended March 31, 1994, including the significant effects of fluctuating foreign currency exchange rates.

The Company recorded net income of $14,000 for the three months ended March 31, 1995 compared to a net loss of $476,000 for the first three months in 1994. If foreign currency exchange rates for 1995 had remained unchanged from 1994, the Company would have recorded a net loss of $4,000 instead of net income of $14,000. Therefore currency exchange rate fluctuations did not have a material affect on 1995 results.

Sales of services were $5.9 million for the three months ended March 31, 1995 compared to $4.3 million for the three months ended March 31, 1994. The $1.6 million increase in reported sales for 1995 consisted of an increase in sales volume of $1.2 million and an increase of $400,000 due to currency exchange rate fluctuations. The increases in sales volume are the result of a general increase in demand for the Company's services in all of its primary markets, especially in the U.S., the U.K. and in Germany. Demand was especially weak in the U.S. and in Germany in 1994 and sales for 1995 are more representative of historical sales levels in these locations than were the 1994 sales results. Management also believes that international trade agreements such as the North American Free Trade Agreement (NAFTA) and the General Agreement on Tariffs and Trade (GATT) have had a positive effect on demand for the language services provided by the Company. Also having a positive effect is an increasingly global marketplace where more and more businesses are entering foreign markets and becoming involved in worldwide trade.

The Company competes on the basis of quality, service and geographical proximity to clients and potential clients, and has opened several new offices in recent years, including one new office in 1995, in order to increase its market share in what management believes has been and will continue to be an expanding industry. Intense price competition which the Company encountered in 1994 has persisted into 1995 and continues to severely restrict the prices the Company can charge in the marketplace.

The following table shows a comparison of sales of services in each of the Company's significant geographic areas for the three months ended March 31, 1995 and 1994, along with the effect of foreign currency exchange rate fluctuations on the sales between periods. Intercompany sales are normally billed on a profit-sharing basis. All intercompany sales are eliminated in determining the totals.

Thousands of dollars
                                    Increase (Decrease) in
                     Three Months  Sales of Services due to  Total
                    Ended March 31      Sales   Currency    Increase
                     1995     1994     Volume Fluctuations (Decrease)
United States      $  635   $  298    $  337     $           $  337

Canada                817      817        34       (34)           0

Europe              4,864    3,405       994       465        1,459

Asia                  477      339       108        30          138

Eliminations         (887)    (521)     (296)      (70)        (366)

Total Sales        $5,906   $4,338    $1,177      $391       $1,568

As shown in the above table, all major geographical regions reported increased sales in 1995 over 1994. In the U.S., sales can fluctuate widely from period to period due to industry conditions which are often less predictable and stable than those found in the Company's foreign markets. Such conditions are the result of the inexperience of many U.S. companies in international business and clients which may be unsophisticated in the nuances of marketing to foreign countries and the importance of related language issues. These factors, along with the unpredictable timing and the nonrecurring nature of most large translation projects for U.S. companies, contribute to a deficiency of "core" or repeat business and also have a tendency to depress the profitability of work performed by the Company for U.S. clients. These conditions had a dramatic affect in 1994 and while 1995 sales were also affected, the impact was not as pronounced. It is difficult to estimate how much effect such factors will have on future operations.

Canada's reported sales for 1995 were the same as for 1994; however, the increase would have been 4% if currency exchange rates in 1995 had remained the same as in 1994. The increase in sales in Canada was due in part to increased international trading as well as ongoing marketing and sales efforts, and has occurred despite a continuing difficult economic situation in Canada.

The U.K. and Germany contributed over 85% of the European region's total reported sales for both 1995 and 1994 with increases of 20% for the U.K. and 81% for Germany in 1995 over 1994 levels. While the bulk of this growth represents actual volume increases, a significant portion is also due to currency exchange rate fluctuations. This is also true for the overall increase in reported European sales of 43% in 1995 over 1994.

The increase in sales in Germany from 1994 to 1995 was primarily attributable to an improvement in the German economy and an unusually steep decline in orders from large customers in early 1994 which did not recur in 1995. The positive results in the U.K. were due to several factors, including enhanced sales and marketing efforts, increased core business and more large project work, all of which was helped by an improved economic situation. The Company expects sales to continue to expand in Europe as the investments made in new offices and in human and equipment resources in the past three years combine with growing demand for language services and a generally positive economic outlook. Nevertheless, the Company's business can be impacted dramatically by changes in the strength of the economies of the countries in which it has a presence and results of operations are highly dependent on general economic trends.

In Asia, 1995 sales increased 41% over 1994 levels as Hong Kong and Singapore increased sales by a combined total of 26%. In addition, the Company's Korean office, which was opened in July 1994, contributed to the improved sales results in 1995. While some of the increase in reported Asian sales in 1995 was attributable to currency exchange rate fluctuations, most of the change was due to actual volume increases. Management expects the increased demand for Asian language services to continue, as many Asian countries are experiencing very high economic growth rates and the interest in Asia from the business communities in the U.S., Europe and elsewhere is accelerating rapidly.

Cost of services sold as a percentage of sales of services has fluctuated primarily as a result of competition in the marketplace, and the volume and nature of direct production costs of large projects in each period. Also, the company is continuing its programs to reduce direct and indirect production costs.

Due to increased competition in early 1994, especially with regard to pricing, the Company's gross margins deteriorated significantly. While the Company has largely been able to contain the growth in cost of services sold to levels consistent with growth in the volume of work produced and at rates at or below inflationary increases, prices charged to clients, especially in the U.S. and Europe, have been limited by competitive price pressures which have in turn severely compressed margins. Management expects pressures on gross margins to continue in 1995, but does not expect pricing pressures to intensify beyond current levels. The Company does not expect to be able to return to pre-1994 pricing levels in the foreseeable future and is continuing its efforts to contain costs to offset the effects of these pricing pressures.

Total operating expenses, including cost of services sold, increased by $1.1 million in 1995 from 1994. This increase resulted from a $700,000 increase in actual expenses and an increase of $400,000 due to currency exchange rate fluctuations. The increases in actual expenses for both years resulted primarily from the increased volume of work produced. The increase in corporate selling, general and administrative expenses from 1994 to 1995 is attributable to increased marketing and sales expenses and, to a lesser extent, additional overhead costs for existing and new offices.

Interest expense decreased approximately $25,000 in 1995 compared to 1994 and resulted primarily from the capital restructuring completed in early 1994 which eliminated approximately $1.8 million of long-term debt to affiliates. The interest expense decrease was offset in part by increased borrowing costs related to bank lines of credit used to fund working capital needs. For further information on the 1994 capital restructuring, refer to Note 3 of the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Fluctuations in the amount of goodwill amortization resulted solely from foreign currency exchange rate fluctuations from period to period.

The U.S. parent company and each of its subsidiaries are separate legal and taxable entities subject to the domestic or foreign taxes pertaining to operations in their respective jurisdictions. For tax purposes, the U.S. parent company and most of its subsidiaries have unused net operating losses from prior years which can be utilized to reduce future years taxable income of the respective entities. The availability of these net operating losses is governed by applicable domestic and foreign tax rules and regulations, some of which limit the utilization of such losses due to minimum tax requirements and other provisions.

Income tax expense as presented in the Consolidated Financial Statements represents the combined income tax expense and income tax credits of each of the entities of the Company. Fluctuations in the amount of income taxes result primarily from the varying combinations of income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization in various degrees of net operating loss carryforwards in many of these jurisdictions.


LIQUIDITY AND SOURCES OF CAPITAL

In 1995, the Company had a net positive cash flow from operations of approximately $280,000 compared with a negative cash flow from operations in 1994 of $134,000. In 1995, as in prior years, the Company's investing activities consisted primarily of the acquisition of equipment (approximately
$84,000) needed to maintain or upgrade production capability. Financing activities for both 1995 and 1994 included fluctuations in the amounts utilized under bank lines of credit to finance the Company's working capital needs.

At March 31, 1995, the Company's cash and cash equivalents were approximately $427,000, representing an increase of approximately $83,000 during 1995. At March 31, 1995, the Company had working capital of approximately $1.3 million, which compares favorably to working capital of approximately $1.2 million at December 31, 1994.

The Company's primary working capital requirements relate to the funding of accounts receivable. The Company funds its working capital needs with various bank lines of credit extended by banks in Canada, the U.K., Germany and Spain. Most of the lines of credit are secured by accounts receivable and other assets of the respective subsidiaries. As of March 31, 1995, the Company has unused amounts under these lines of credit of approximately $600,000. The Company believes the available amounts under these lines of credit are sufficient to fund the Company's operations at current levels as well as enable the Company to grow at a modest level without seeking significant new sources of working capital. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as those which currently exist. Some of the banks, which have loaned funds to the Company's subsidiaries under the credit facilities noted above, have placed certain limits on the flow of cash outside the respective countries. Such limitations have not been an undue burden to the Company in the past, nor are they expected to be unduly burdensome in the foreseeable future.

The Company has no present significant commitments for capital expenditures, which generally consist almost entirely of computer equipment and related peripheral hardware and software. Such equipment purchases in future periods are not expected to vary materially from the general levels of equipment purchases experienced in recent periods. However, the Company does plan to acquire and place additional translation services workstations in its offices worldwide in connection with future orders from customers, as such orders are received. The Company expects to finance a certain portion of future equipment costs through bank and/or leasing sources.

While there are no material current commitments, the Company may open additional offices in strategic locations worldwide, as customer demands dictate and opportunities arise. For example, in March 1995, the Company opened a sales office in the City of London in order to boost sales to companies located in this important international financial district. The costs of opening this office were not significant and the costs of any additional offices are not expected to require a substantial amount of cash.

Primarily as a result of positive foreign currency adjustments, the Company's total shareholders' equity has increased from $7.2 million at December 31, 1994 to $7.5 million at March 31, 1995. The Company believes it has the ability to issue additional equity securities if necessary, but does not currently have plans to do so. In past years, the Company has relied on major shareholders of the Company to fund certain obligations, but the Company does not anticipate using this source of capital in the foreseeable future.

Current working capital, anticipated cash flows and available lines of credit, together with management s expectations of increased revenues and plans to control expenses, will, in management's opinion, be adequate to meet financial obligations during 1995. It is more difficult to assess cash flows beyond 1995 and the ability of the Company to meet its commitments without additional sources of capital is directly related to the Company's operations providing a positive cash flow. Should the Company's operations fail to provide adequate funds to enable it to meet its future financial obligations, management has the option, because of the Company's organizational structure, to cut costs by selectively eliminating operations which are not contributing to the Company financially.

Inflation has not been a significant factor in the Company s operations. Competition, however, has been and is expected to remain a major factor. To the extent permitted by competition and general economic and market conditions, the Company will pass on increased costs from inflation and operations to customers by increasing prices.

Due to prior years' operating losses, the Company and many of its subsidiaries have net operating loss carryforwards available to offset future taxable income in the various countries in which the Company operates. As a result, the
Company historically has not had significant income tax liabilities arise requiring the expenditure of cash. Due to currently available net operating loss carryforwards, the Company expects this general trend to continue through 1995. Substantially all of the Company's deferred tax assets at March 31, 1995 were comprised of net operating loss carryforwards for which the Company has provided allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards exist and the specific rules and regulations governing the utilization of such losses, including the timeframes in which the losses must be used.


                           PART II:  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       The following exhibits are included herein:

          (11)  Statement Re: Computation of Per Share Earnings

          (27)  Financial Data Schedule

(b) The Company filed the following report on Form 8-K during the three months ended March 31, 1995.

Date of
Report       Item Reported

03/21/95     ALPNET Announces Fourth Quarter and 1994 Results






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ALPNET, Inc.
                                   Registrant



Date:  May 8, 1995            \s\  Thomas F. Seal
                              Thomas F. Seal
                              President and Chief Executive Officer



Date:  May 8, 1995            \s\  D. Kerry Stubbs
                              D. Kerry Stubbs
                              Chief Financial Officer