Form 10-Q
period 1995-06-30
ALPNET INC
filed 1995-08-10
CIK 712425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1995

                                       or

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

The number of shares outstanding of the registrant's no par value Common Stock as of August 9, 1995, was 15,562,223.

ALPNET, INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited):

            Consolidated Statements of Operations--Three months ended June 30, 1995 and 1994, and Six months ended June 30, 1995 and 1994

            Consolidated Balance Sheets--June 30, 1995 and December 31, 1994

            Consolidated Statements of Cash Flows--Six months ended June 30, 1995 and 1994

            Notes to Consolidated Financial Statements--June 30, 1995


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES




ITEM 1:   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                            Three Months Ended            Six Months Ended
                                                                 June 30                       June 30
Thousands of dollars and shares                             1995           1994           1995         1994
SALES OF SERVICES                                        $6,459         $4,807          $12,365      $9,145

OPERATING EXPENSES:
  Cost of services sold                                   5,612          4,339           10,724       8,424
  Selling, general and administrative
    expenses                                                617            495            1,188       1,015
  Development costs                                          39             26               82          60
  Amortization of goodwill                                   94             86              186         170

Total operating expenses                                  6,362          4,946           12,180       9,669

OPERATING INCOME (LOSS)                                      97           (139)             185        (524)

Interest expense                                             59             35              105         106

Income (loss) before income taxes                            38           (174)              80        (630)

Income taxes                                                 32             21               60          41

NET INCOME (LOSS)                                        $    6         $ (195)         $    20      $ (671)



NET INCOME (LOSS) PER SHARE                              $   --         $(.013)         $  .001      $(.043)

Weighted average shares of Common
  Stock and Common Stock equivalents
  outstanding                                            22,199         15,562           22,199      15,562

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                 June 30               December 31
Thousands of dollars                                               1995                   1994
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $   390                $   344
  Trade accounts receivable, less
    allowance of $150 in 1995
    and $108 in 1994                                               4,382                  4,328
  Work-in-process                                                    273                    227
  Income taxes receivable                                             28                     51
  Prepaid expenses and other                                         727                    660
Total current assets                                               5,800                  5,610

PROPERTY, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS:
    Office facilities and leasehold
     improvements                                                    149                    141
    Equipment                                                      3,670                  3,471
                                                                   3,819                  3,612
    Less accumulated depreciation and
     amortization                                                  2,863                  2,682
Net property, equipment and leasehold improvements                   956                    930

OTHER ASSETS:
  Goodwill, less accumulated amortization
     of $2,810 in 1995 and $2,492 in 1994                          6,600                  6,449
  Other                                                              242                    234
Total other assets                                                 6,842                  6,683

TOTAL ASSETS                                                     $13,598                $13,223


See accompanying notes.



ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)--continued


                                                                June 30             December 31
Thousands of dollars and shares                                  1995                  1994

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks                                        $ 1,404                $ 1,443
  Accounts payable                                                1,630                  1,561
  Accrued payroll and related benefits                              486                    395
  Other accrued expenses                                            676                    822
  Deferred revenue                                                   95                     78
  Current portion of long-term debt                                  91                     85

  Current portion of long-term debt to affiliates                    43                     39
Total current liabilities                                         4,425                  4,423

Long-term debt, less current portion                                116                    155

Long-term debt to affiliates, less current portion                  373                    378

Guarantee liability (Note 3)                                      1,240                  1,090

Commitments and contingencies (Note 3)

SHAREHOLDERS' EQUITY:
  Convertible Preferred Stock, no par value;
    authorized 2,000 shares; issued and
    outstanding 1,044 shares in 1995 and 1994                     2,891                  2,894
  Common Stock, no par value; authorized
    40,000 shares; issued and outstanding
    15,562 shares in 1995 and 1994                               37,696                 37,846
  Accumulated deficit                                           (31,930)               (31,950)
  Equity adjustment from foreign currency translation            (1,213)                (1,613)

Total shareholders' equity                                        7,444                  7,177
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                        $13,598                $13,223

See accompanying notes.


ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Six Months Ended June 30
Thousands of dollars                                                           1995             1994

OPERATING ACTIVITIES:
  Net income (loss)                                                             $ 20           $ (671)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
     Depreciation and amortization of property,
       equipment and leasehold improvements                                      175              152
     Amortization of goodwill                                                    186              170
     Other                                                                       (23)              (6)
     Changes in operating assets and liabilities:
       Trade accounts receivable                                                 152             (169)
       Accounts payable and accrued expenses                                    (204)             (57)
       Other                                                                      46              148
Net cash provided by (used in) operating
  activities                                                                     352             (433)

INVESTING ACTIVITIES:
  Purchase of property, equipment and
    leasehold improvements                                                      (162)            (252)

FINANCING ACTIVITIES:
  Proceeds from notes payable to banks                                           110              362
  Principal payments on notes payable to
    banks                                                                       (206)            (164)
  Proceeds from long-term debt and debt to affiliates                                              56
  Principal payments on long-term debt and debt to affiliates                    (62)             (20)
Net cash provided by (used in) financing activities                             (158)             234

Effect of exchange rate changes on cash                                           14               10

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                     46             (441)
Cash and cash equivalents at beginning of period                                 344            1,012

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $390           $  571


CASH PAID (RECEIVED) DURING THE PERIOD FOR:
  Interest                                                                      $110           $  108
  Income taxes                                                                    52               (3)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Effective March 1994, the Company issued 584,257 shares of Convertible Preferred Stock in exchange for long-term debt to affiliates.

See accompanying notes.


ALPNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1995


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

  Certain amounts for the six-month period ended June 30, 1994 have been reclassified to conform to the 1995 presentation.


2.  INCOME TAXES

   The Company files a consolidated U.S. Federal income tax return which includes all domestic operations. Tax returns for states within the U.S. and for foreign subsidiaries are filed in accordance with applicable laws. Fluctuations in the amount of income taxes arise primarily from the varying combinations of taxable income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization in various degrees of net operating loss carryforwards in many of these jurisdictions.


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

FOREIGN OPERATIONS

The Company serves its customers from 27 offices in 10 countries. The operations of the Company are predominantly located outside the U.S. Accordingly, the Company is subject to the effects of foreign currency exchange rate fluctuations among U.S. dollars, Canadian dollars, British pounds sterling, German marks and other European and Asian currencies. For all of the Company's foreign subsidiaries, the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at period-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the period. The resultant cumulative foreign currency adjustments to the assets and liabilities are recorded as a separate component of shareholders' equity. For both of the six month periods ended June 30, 1995 and 1994, the foreign currency equity adjustments were positive $400,000. As of June 30, 1995, the cumulative net effect to the Company of the equity adjustment from movements in foreign currency exchange rates was a
reduction of $1.2 million in shareholders' equity.   A significant portion of
the cumulative foreign currency adjustment relates to changes in the recorded amount of goodwill, which fluctuates because it is denominated in foreign currencies.

Because most of the Company's operations are located outside the U.S., and its foreign operations' financial results must be translated into U.S. dollars, the Company's actual and reported financial results and financial condition are susceptible to movements in foreign currency exchange rates. Furthermore, since the Company has relatively few long-term monetary assets and liabilities denominated in currencies other than the U.S. dollar, it does not have any ongoing hedging programs in place to manage currency risk.


RESULTS OF OPERATIONS

The following paragraphs discuss results of operations for the three- and six-month periods ended June 30, 1995 as compared with the three- and six-month periods ended June 30, 1994, including the significant effects of fluctuating foreign currency exchange rates.

The Company recorded net income of $6,000 for the three months ended June 30, 1995 compared to a net loss of $195,000 for the three months ended June 30, 1994. If foreign currency exchange rates for 1995 had remained unchanged from 1994, the Company would have recorded a net loss of $7,000 instead of net income of $6,000. Therefore currency exchange rate fluctuations did not have a material affect on the results for the three months ended June 30, 1995.

The Company recorded net income of $20,000 for the six months ended June 30, 1995 compared with a net loss of $671,000 for the six months ended June 30, 1994. If foreign currency exchange rates for 1995 had remained unchanged from 1994, the Company would have recorded a net loss of $11,000 instead of $20,000 of net income.

Sales of services were $6.5 million for the three months ended June 30, 1995 compared to $4.8 million for the three months ended June 30, 1994. The $1.7 million increase in reported sales for 1995 consisted of an increase in sales volume of $1.2 million and an increase of $500,000 due to currency exchange rate fluctuations.

Sales of services were $12.4 million for the six months ended June 30, 1995 as compared with $9.1 million for the six months ended June 30, 1994. The $3.3 million increase in reported sales from the first half of 1994 to the first half of 1995 consisted of an increase in sales volume of $2.4 million and an increase of $900,000 due to currency exchange rate fluctuations. The increases in sales volume are the result of a general increase in demand for the Company's services in all of its primary markets, especially in the U.S., the U.K. and Germany. Demand was especially weak in the U.S. and in Germany in 1994 and sales for 1995 are somewhat more representative of historical sales levels in these locations than were the 1994 sales results. Management also believes that international trade agreements such as the North American Free Trade Agreement (NAFTA) and the General Agreement on Tariffs and Trade (GATT) have had a positive effect on demand for the language services provided by the Company. Also having a positive effect is an increasingly global marketplace where more and more businesses are entering foreign markets and becoming involved in worldwide trade.

The Company competes on the basis of quality, service and geographical proximity to clients and potential clients, and has opened several new offices in recent years, including two new offices in 1995, in order to increase its market share in what management believes has been and will continue to be an expanding industry. Intense price competition which the Company encountered in 1994 has persisted into 1995 and continues to severely restrict the prices the Company can charge in the marketplace.

The following table shows a comparison of sales of services in each of the Company's significant geographic areas for the six months ended June 30, 1995 and 1994, along with the effect of foreign currency exchange rate fluctuations on the sales between periods. Intercompany sales are normally billed on a profit-sharing basis. All intercompany sales are eliminated in determining the totals.


Thousands of dollars
                                                          Increase (Decrease) in
                                   Six Months            Sales of Services due to         Total
                                 Ended June 30            Sales        Currency          Increase
                                1995        1994         Volume      Fluctuations       (Decrease)
United States                $ 1,336      $  784         $  552          $               $  552

Canada                         1,852       1,763            115           (26)               89

Europe                        10,195       7,139          2,081           975             3,056

Asia                           1,038         703            266            69               335

Eliminations                  (2,056)     (1,244)          (633)         (179)             (812)

Total Sales                  $12,365      $9,145         $2,381          $839            $3,220


As shown in the above table, all major geographical regions reported increased sales in 1995 over 1994. In the U.S., sales can fluctuate significantly from period to period due to industry conditions which are often less predictable and stable than those found in the Company's foreign markets. Such conditions are the result of the relative inexperience of many U.S. companies in international business and clients which may be unsophisticated in the nuances of marketing to foreign countries and the importance of related language issues. These factors, along with the unpredictable timing and the nonrecurring nature of most large translation projects for U.S. companies, contribute to a deficiency of "core" or repeat business and also have a tendency to depress the profitability of work performed by the Company for U.S. clients. These conditions had a dramatic effect in 1994 and while 1995 sales were also affected, the impact was not as pronounced. It is difficult to estimate how much effect such factors will have on future operations.

Canada's reported sales for 1995 were 5% higher than in 1994; however, the increase would have been 7% if currency exchange rates in 1995 had remained the same as in 1994. The increase in sales in Canada was due primarily to increased international trading and ongoing marketing and sales efforts, and has occurred despite a continuing difficult economic situation in Canada.

The U.K. and Germany contributed over 85% of the European region's total reported sales for both 1995 and 1994 with increases of 29% for the U.K. and 68% for Germany in 1995 over 1994 levels. While the bulk of this growth represents actual volume increases, a sizable portion is also due to currency exchange rate fluctuations, especially in Germany where the German mark has been very strong throughout 1995. This is also true for the overall increase in reported European sales of 43% in 1995 over 1994.

The increase in sales in Germany from 1994 to 1995 was primarily attributable to an improvement in the German economy in 1995, and an unusually steep decline in orders from large customers in early 1994 which did not recur in 1995. The positive results in the U.K. were due to several factors, including enhanced sales and marketing efforts, increased core business and significantly more large project work, all of which was helped by a healthy economic situation.
The Company expects sales to continue to expand in Europe as the investments made in new offices and in human and equipment resources in the past three years combine with growing demand for language services and a generally positive economic outlook. Nevertheless, the Company's business can be impacted dramatically by changes in the strength of the economies of the countries in which it has a presence and results of operations are highly influenced by general economic trends.

In Asia, 1995 sales increased 48% over 1994 levels as Hong Kong and Singapore increased sales by a combined total of 33%. In addition, the Company's Korean office, which was opened in July 1994, contributed to the improved sales results in 1995. While some of the increase in reported Asian sales in 1995 was attributable to currency exchange rate fluctuations, most of the change was due to actual volume increases. Management expects the increased demand for Asian language services to continue, as many Asian countries are experiencing very high economic growth rates and interest in Asia from the business communities in the U.S., Europe and elsewhere is accelerating rapidly.

Cost of services sold as a percentage of sales of services has fluctuated primarily as a result of competition in the marketplace, the volume and nature of direct production costs of large projects in each period, and certain fixed costs which do not vary with fluctuating sales levels. Also, the Company is continuing its programs to contain direct and indirect production costs.

Due to increased competition in early 1994, especially with regard to pricing, the Company's gross margins deteriorated significantly. While the Company has largely been able to limit the growth in cost of services sold to levels consistent with growth in the volume of work produced, and at rates at or below inflationary increases, prices charged to clients, especially in the U.S. and Europe, have been limited by competitive price pressures which have in turn severely compressed margins. Management expects pressures on gross margins to continue in 1995, but does not expect pricing pressures to intensify beyond current levels. The Company does not expect to be able to return to pre-1994 pricing levels in the foreseeable future and is continuing its efforts to control costs to offset the effects of these pricing pressures.

Total operating expenses, including cost of services sold, increased by $2.5 million in 1995 from 1994. This increase resulted from a $1.7 million increase in actual expenses and an increase of $800,000 due to currency exchange rate fluctuations. The increase in actual expenses resulted primarily from the increased volume of work produced. The increase in corporate selling, general and administrative expenses from 1994 to 1995 is primarily attributable to increased marketing and sales expenses and, to a lesser extent, additional costs for existing and new offices and general corporate overhead.

Interest expense, net of interest income, increased approximately $25,000 for the three months ended June 30, 1995 compared to 1994 and was approximately the same for the six-month periods of both years. This has occurred primarily for three reasons. First, the Company's cash and cash equivalents experienced a decline during the six months ended June 30, 1994 as a result of losses incurred in that period, and interest income has decreased accordingly in subsequent periods. Secondly, the Company has used its available lines of credit more extensively in 1995 than in 1994. Finally, the capital restructuring completed in early 1994 eliminated approximately $1.8 million of long-term debt to affiliates and the resultant decrease in interest expense, which is fully reflected in the quarterly amounts for both years and in the six month results for 1995, is only partially reflected in 1994's six-month amounts. For further information on the 1994 capital restructuring, refer to Note 3 of the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Fluctuations in the amount of goodwill amortization resulted solely from foreign currency exchange rate fluctuations from period to period.

The U.S. parent company and each of its subsidiaries are separate legal and taxable entities subject to the domestic or foreign taxes pertaining to operations in their respective jurisdictions. For tax purposes, the U.S. parent company and most of its subsidiaries have unused net operating loss carryforwards which can be utilized to reduce future years taxable income of the respective entities. The availability of these net operating loss carryforwards is governed by applicable domestic and foreign tax rules and regulations, some of which limit the utilization of such losses due to minimum tax requirements and other provisions.

Income tax expense as presented in the Consolidated Financial Statements represents the combined income tax expense and income tax credits of each of the entities of the Company. Fluctuations in the amount of income taxes arise primarily from the varying combinations of taxable income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization in various degrees of net operating loss carryforwards in many of these jurisdictions.


LIQUIDITY AND SOURCES OF CAPITAL

For the six months ended June 30, 1995, the Company had a net positive cash flow from operations of approximately $350,000 compared with a negative cash flow from operations for the same period in 1994 of approximately $430,000. In 1995, as in prior years, the Company's investing activities consisted primarily of the acquisition of equipment (approximately $160,000) needed to maintain or upgrade production capability. Financing activities for both 1995 and 1994 included fluctuations in the amounts utilized under bank lines of credit to finance the Company's working capital needs.

At June 30, 1995, the Company's cash and cash equivalents were approximately $390,000, representing an increase of approximately $46,000 during 1995. At June 30, 1995, the Company had working capital of approximately $1.4 million, which compares favorably to working capital of approximately $1.2 million at December 31, 1994.

The Company's primary working capital requirements relate to the funding of accounts receivable. The Company funds its working capital needs with various bank lines of credit extended by banks in Canada, the U.K., Germany and Spain. Most of the lines of credit are secured by accounts receivable and other assets of the respective subsidiaries. As of June 30, 1995, the Company had unused amounts under these lines of credit of approximately $600,000. The Company believes the amounts available under these lines of credit are sufficient to fund the Company's operations at current levels as well as enable the Company to grow at a modest level without seeking significant new sources of working capital. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as those which currently exist. Some of the banks, which have loaned funds to the Company's subsidiaries under the credit facilities noted above, have placed certain limits on the flow of cash outside the respective countries. Such limitations have not been an undue burden to the Company in the past, nor are they expected to be unduly burdensome in the foreseeable future.

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

While there are no material current commitments, the Company may open additional offices in strategic locations worldwide, as customer demands dictate and opportunities arise. For example, in March 1995, the Company opened a sales office in the City of London in order to boost sales to companies located in this important international financial district. The costs of opening this office were not significant and the costs of any future additional offices are not expected to require a substantial amount of cash.

Primarily as a result of positive foreign currency adjustments, the Company's total shareholders' equity has increased from $7.2 million at December 31, 1994 to $7.4 million at June 30, 1995. The Company believes it has the ability to issue additional equity securities if necessary, but does not currently have plans to do so. In past years, the Company has relied on major shareholders of the Company to fund certain obligations, but the Company does not anticipate using this source of capital in the foreseeable future.

Current working capital, anticipated cash flows and available lines of credit, together with management s expectations of increased revenues and plans to control expenses, will, in management's opinion, be adequate to meet financial obligations during 1995. It is more difficult to assess cash flows beyond 1995. The ability of the Company to meet its commitments without additional sources of capital is directly related to the Company's operations providing a positive cash flow. Should the Company's operations fail to provide adequate funds to enable it to meet its future financial obligations, management has the option, because of the Company's organizational structure, to cut costs by selectively eliminating operations which are not contributing to the Company financially.

Inflation has not been a significant factor in the Company s operations. Competition, however, has been and is expected to remain a major factor. To the extent permitted by competition and general economic and market conditions, the Company will pass on increased costs from inflation and operations to customers by increasing prices.

Due to prior years' operating losses, the Company and many of its subsidiaries have net operating loss carryforwards available to offset future taxable income in the various countries in which the Company operates. As a result, the Company historically has not had significant income tax liabilities arise requiring the expenditure of cash. Due to currently available net operating loss carryforwards, the Company expects this general trend to continue through 1995 and beyond, with the exception that the Company's net operating loss carryforwards for U.S. state purposes have expired and the Company is currently paying state income taxes on taxable income attributed to U.S. operations.

Substantially all of the Company's deferred tax assets at June 30, 1995 were comprised of net operating loss carryforwards for which the Company has provided allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards exist and the specific rules and regulations governing the utilization of such losses, including the timeframes in which the losses must be used.





                           PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are included herein:

        (11)  Statement Re: Computation of Per Share Earnings

        (27)  Financial Data Schedule


(b) The Company has filed the following reports on Form 8-K during the three months ended June 30, 1995.


Date of
Report     Item Reported


05/04/95   ALPNET Announces First Quarter 1995 Results



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALPNET, INC.
                                   Registrant



        Date:  August 9, 1995      \s\  Thomas F. Seal
                                   Thomas F. Seal
                                   President and Chief Executive Officer



        Date:  August 9, 1995      \s\  D. Kerry Stubbs
                                   D. Kerry Stubbs
                                   Chief Financial Officer