Form 10-Q
period 1995-09-30
ALPNET INC
filed 1995-11-13
CIK 712425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1995

                                       or

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

The number of shares outstanding of the registrant's no par value Common Stock as of November 3, 1995, was 16,154,341.

ALPNET, INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited):

            Consolidated Statements of Operations--Three months ended September 30, 1995 and 1994, and Nine months ended September 30, 1995 and 1994

            Consolidated Balance Sheets--September 30, 1995 and December 31,
            1994

            Consolidated Statements of Cash Flows--Nine months ended September 30, 1995 and 1994

            Notes to Consolidated Financial Statements--September 30, 1995



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES



PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 Three Months Ended  Nine Months Ended
                                      September 30      September 30
Thousands of dollars and shares      1995     1994      1995    1994
SALES OF SERVICES                  $7,386   $5,486   $19,751 $14,631

OPERATING EXPENSES:
  Cost of services sold             6,174    4,718   16,898   13,209
  Selling, general and administrative
    expenses                          597      553    1,785    1,501
  Development costs                    49       31      131       91
  Amortization of goodwill             93       90      279      260
Total operating expenses            6,913    5,392   19,093   15,061


OPERATING INCOME (LOSS)               473       94      658     (430)

Interest expense                       55       44      160      150

Income (loss) before income taxes     418       50      498     (580)
Income taxes                           70       25      130       66

NET INCOME (LOSS)                  $  348   $   25  $   368  $  (646)



NET INCOME (LOSS) PER SHARE        $ .015    $.001   $ .016  $ (.036)

Weighted average shares of Common
  Stock and Common Stock equivalents
  outstanding                      22,868   22,199   22,422   17,799


See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                       September 30   December 31
Thousands of dollars                       1995          1994
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents              $   786      $   344
  Trade accounts receivable, less
    allowance of $193 in 1995
    and $108 in 1994                       5,150        4,328
  Work-in-process                            315          227
  Income taxes receivable                                  51
  Prepaid expenses and other                 922          660
Total current assets                       7,173        5,610

PROPERTY, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS:
    Office facilities and leasehold
     improvements                            147          141
    Equipment                              3,746        3,471
                                           3,893        3,612
    Less accumulated depreciation and
     amortization                          2,929        2,682
Net property, equipment and leasehold
     improvements                            964          930

OTHER ASSETS:
  Goodwill, less accumulated amortization
     of $2,870 in 1995 and $2,492 in 1994  6,428        6,449
  Other                                      128          234
Total other assets                         6,556        6,683

TOTAL ASSETS                             $14,693      $13,223


See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)--continued

                                       September 30  December 31
Thousands of dollars and shares            1995         1994
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to banks                $ 1,516      $ 1,443
  Accounts payable                        1,847        1,561
  Income taxes payable                       31
  Accrued payroll and related benefits      628          395
  Other accrued expenses                    879          822
  Deferred revenue                           62           78
  Current portion of long-term debt          86           85
  Current portion of long-term debt to
    affiliates                               42           39
  Guarantee liability (Note 4)              800
Total current liabilities                 5,891        4,423

Long-term debt, less current portion        118          155

Long-term debt to affiliates, less
  current portion                           116          378

Guarantee liability (Note 4)                           1,090

Commitments and contingencies (Note 4)

SHAREHOLDERS' EQUITY:
  Convertible Preferred Stock, no par value;
    authorized 2,000 shares; issued and
    outstanding 1,131 shares in 1995 and
    1,044 shares in 1994                  3,127        2,894
  Common Stock, no par value; authorized
    40,000 shares; issued and outstanding
    16,144 shares in 1995 and 15,562 shares
    in 1994                              38,327       37,846
  Accumulated deficit                   (31,582)     (31,950)
  Equity adjustment from foreign
    currency translation                 (1,304)      (1,613)
Total shareholders' equity                8,568        7,177
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                 $14,693      $13,223

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                          Nine Months Ended September 30
Thousands of dollars                              1995      1994

OPERATING ACTIVITIES:
 Net income (loss)                               $ 368     $(646)
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
    Depreciation and amortization of property,
     equipment and leasehold improvements          266       230
    Amortization of goodwill                       279       260
    Other                                           11        45
    Changes in operating assets and liabilities:
     Trade accounts receivable                    (641)     (393)
     Accounts payable and accrued expenses         226        63
     Other                                          49       (30)
Net cash provided by (used in) operating
  activities                                       558      (471)

INVESTING ACTIVITIES:
 Purchase of property, equipment and
  leasehold improvements                          (266)     (413)

FINANCING ACTIVITIES:
 Proceeds from notes payable to banks              375       424
 Principal payments on notes payable to banks     (354)     (128)
 Proceeds from long-term debt, including debt
   to affiliates                                    11       251
 Principal payments on long-term debt, including
   debt to affiliates                              (87)      (39)
 Proceeds from issuance of common stock, net
   of related costs                                191
Net cash provided by financing activities          136       508

Effect of exchange rate changes on cash             14        23

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                      442      (353)
Cash and cash equivalents at beginning of period   344     1,012

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 786    $  659

CASH PAID (RECEIVED) DURING THE PERIOD FOR:
 Interest                                        $ 165    $  151
 Income taxes                                       71       (12)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Effective August 1995, the Company issued 87,339 shares of Convertible Preferred
Stock in exchange for long-term debt to affiliates.
Effective March 1994, the Company issued 584,257 shares of Convertible Preferred
Stock in exchange for long-term debt to affiliates.

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1995


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

  Certain amounts for the nine-month period ended September 30, 1994 have been reclassified to conform to the 1995 presentation.


2.  EQUITY TRANSACTIONS

    Several equity-related transactions were approved by the Board of Directors and consummated in August and September 1995, as described in the following paragraphs.

    Debt Conversion -- The Company converted 300,000 Swiss francs (approximately $240,000) of 9% long-term debt to affiliates into 87,339 shares of a new series of convertible preferred stock. The former debt was owed to a shareholder and director of the Company with repayment terms which were to begin September 1996 and end in December 1998. Each share of preferred stock issued in this transaction is convertible at the option of the shareholder into nine shares of the Company's restricted common stock, has voting rights as if the shares were already converted, and features a 10% non-cumulative dividend subject to the discretion of the Board of Directors. These terms are essentially the same as the terms of the
    Company's existing series of preferred stock. This conversion of debt to equity will reduce annual interest expense by approximately $22,000.

    Issuance of Common Stock -- The Company issued 581,818 shares of restricted common stock to a new vice president of the Company for approximately $191,000. The price per share was based upon the average of the closing bid and ask prices of the Company's common stock on the day the Board of Directors approved the transaction.

    Grant of Stock Options -- The Board of Directors approved the grant of stock options to several members of management, including a new vice president of the Company. In total, options to purchase 3,450,000 shares of restricted common stock were granted, with the following terms and conditions:

    - 500,000 optioned shares vest immediately and are exercisable at a price of $.34375 per share; 983,333 optioned shares vest on September 1, 1996 and are exercisable at $.50 per share; 983,333 optioned shares vest on September 1, 1997 and are exercisable at $.75 per share; 983,333 optioned shares vest on September 1, 1998 and are exercisable at $1.10 per share.

    - All unexercised options expire on September 1, 2000 or when the employee terminates employment with the Company, if sooner.

    - All existing options (for the purchase of approximately 450,000 shares of unrestricted common stock) previously granted to members of management participating in the new grants, will be voluntarily forfeited. After these forfeitures, the total number of granted but unexercised options under the Company's existing stock option plans will be limited to 500,000 shares, a reduction of approximately 550,000 shares from what could be issued under the terms of the existing plans.

   Modifications to the Financial Monitoring Agreement -- The Board also approved certain limited modifications to the current Financial Monitoring Agreement between the Company and a major shareholder. This Financial Monitoring Agreement, as amended, requires the Company, among other things, to obtain prior approval for major financing transactions, significant asset purchases or sale of a major portion of the Company's assets.


3. INCOME TAXES

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

4. ACQUISITION GUARANTEE

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

   In 1993, the Company and the former owner entered into an agreement which amended the original acquisition agreement. This agreement waived the requirement to pay any additional consideration if the value of all shares of Common Stock previously issued reached the stipulated purchase price on or before September 30, 1994 (which date was subsequently extended to September 30, 1996). If the stock value does not reach such amount, the Company is required to pay interest on the stock value deficiency beginning on September 30, 1996. Alternatively, the Company could settle such deficiency by making additional payments (in cash or stock) to the former owner.

   As a result of this waiver agreement, the Company recorded a guarantee liability for the stock value deficiency, calculated based on the trading value per share of the Company's Common Stock as compared to the guaranteed value at the balance sheet dates. A decrease in shareholders' equity has also been recorded for the same amounts.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto.

FOREIGN OPERATIONS

The Company serves its customers from 29 offices in 13 countries throughout Europe, North America and Asia. The operations of the Company are predominantly located outside the U.S. Accordingly, the Company is subject to the effects of foreign currency exchange rate fluctuations between U.S. dollars and Canadian dollars, British pounds sterling, German marks and other European and Asian currencies. For all of the Company's foreign subsidiaries, the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at period-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the period. The resultant cumulative foreign currency adjustments to the assets and liabilities are recorded as a separate component of shareholders' equity.

For the three months ended September 30, 1995, the foreign currency equity adjustment was negative $91,000 compared to a positive $249,000 adjustment for the three months ended September 30, 1994. For the nine month period ended September 30, 1995, the foreign currency equity adjustment was positive $309,000 compared to a positive adjustment of $655,000 for the nine months ended September 30, 1994. As of September 30, 1995, the cumulative net effect to the Company of the equity adjustment from movements in foreign currency exchange rates was a reduction of $1.3 million in shareholders' equity. A significant portion of the cumulative foreign currency adjustment relates to changes in the recorded amount of goodwill, which fluctuates because it is denominated in foreign currencies.

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

RESULTS OF OPERATIONS

The following paragraphs discuss results of operations for the three- and nine-month periods ended September 30, 1995 as compared with the three- and nine-month periods ended September 30, 1994, including the significant effects of fluctuating foreign currency exchange rates.

The Company reported net income of $348,000 for the three months ended September 30, 1995 compared to net income of $25,000 for the three months ended September 30, 1994. If foreign currency exchange rates for 1995 had remained unchanged from 1994, the Company would have reported net income of $302,000 instead of net income of $348,000. Therefore currency exchange rate fluctuations had the effect of increasing reported net income for the three months ended September 30, 1995 by $46,000.

The Company reported net income of $368,000 for the nine months ended September 30, 1995 compared with a net loss of $646,000 for the nine months ended September 30, 1994. If foreign currency exchange rates for 1995 had remained unchanged from 1994, the Company would have reported net income of $291,000 instead of $368,000 of net income, or a difference of $77,000.

Sales of services were $7.4 million for the three months ended September 30, 1995 compared to $5.5 million for the three months ended September 30, 1994. The $1.9 million increase in reported sales for 1995 consisted of an increase in sales volume of $1.6 million and an increase of $300,000 due to currency exchange rate fluctuations.

Sales of services were $19.8 million for the nine months ended September 30, 1995 as compared with $14.6 million for the nine months ended September 30, 1994. The $5.2 million increase in reported sales from 1994 to 1995 consisted of an increase in sales volume of $4.0 million and an increase of $1.2 million due to currency exchange rate fluctuations. The increases in sales volume are the result of a general increase in demand for the Company's services in all of its primary markets, especially in the U.K. and Germany. Demand was especially weak in Germany in the first half of 1994 and sales for 1995 are somewhat more representative of historical sales levels in this location than were the 1994 sales results.

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

The Company competes on the basis of quality, service and geographical proximity to clients and potential clients, and has opened several new offices in recent years -- including four new offices in 1995: London, Shenzhen (China), Amsterdam, and Dublin -- in order to increase its market share in what management believes has been and will continue to be an expanding industry. Intense price competition which the Company encountered in 1994 has persisted into 1995 and continues to restrict the prices the Company can charge in the marketplace, although some improvement in margins has occurred in recent months in some of the Company's markets.

The following table shows a comparison of sales of services in each of the Company's significant geographic areas for the nine months ended September 30, 1995 and 1994, along with the effect of foreign currency exchange rate fluctuations on the sales between periods. Intercompany sales are normally billed on a profit-sharing basis. All intercompany sales are eliminated in determining the totals.

(Thousands of dollars)
                                     Increase (Decrease) in
                   Nine Months       Sales of Services due to     Total
                Ended September 30       Sales    Currency       Increase
                   1995     1994        Volume   Differences    (Decrease)

United States   $ 1,911  $ 1,573        $  338        $           $  338

Canada            2,815    2,572           258           (15)        243

Europe           16,129   11,336         3,559         1,234       4,793

Asia              1,801    1,205           499            97         596

Eliminations     (2,905)  (2,055)         (650)         (200)       (850)

Total Sales     $19,751  $14,631        $4,004        $1,116      $5,120


As shown in the above table, all major geographical regions reported increased sales in 1995 over 1994. In the U.S., sales can fluctuate significantly from period to period due to industry conditions which are often less predictable and stable than those found in the Company's foreign markets. Such conditions are the result of the relative inexperience of many U.S. companies in international business and clients which may be unsophisticated in the nuances of marketing in foreign countries and the importance of related language issues. These factors, along with the unpredictable timing and the nonrecurring nature of most large translation projects for U.S. companies, contribute to a deficiency of "core" or repeat business and also have a tendency to depress the profitability of work performed by the Company for U.S. clients. These conditions had a dramatic effect in 1994 and while 1995 sales were also affected, the impact was not as pronounced. It is difficult to estimate how much effect such factors will have on future sales.

The increase in sales in Canada was due primarily to increased international trading and ongoing marketing and sales efforts, and has occurred despite a continuing difficult economic and political situation in Canada.

The U.K. and Germany contributed over 85% of the European region's total reported sales for both 1995 and 1994 with increases of 39% for the U.K. and 52% for Germany in 1995 over 1994 levels. While the bulk of this growth represents actual volume increases, a sizable portion is also due to currency exchange rate fluctuations, especially in Germany where the German mark has been very strong throughout 1995. This is also true for the overall increase in reported European sales of 42% in 1995 over 1994.

The positive results in the U.K. were due to several factors, including enhanced sales and marketing efforts, increased core business and significantly more large project work, all of which was helped by a healthy economic situation. The increase in sales in Germany was primarily attributable to an improvement in the German economy in 1995, and an unusually steep decline in orders from large customers in early 1994 which did not recur in 1995. Also boosting sales is the continued growth of several new offices opened in the last several years in Germany. Over the long-term, the Company expects sales to continue to expand in Europe as the investments made in new offices and in human and equipment resources in the past three years combine with growing demand for language services and a generally positive economic outlook.

In Asia, 1995 sales increased 49% over 1994 levels as Hong Kong, Singapore and Shenzhen increased sales by a combined total of 38%. In addition, the Company's Korean office, which was opened in July 1994, contributed to the improved sales results in 1995. While some of the increase in reported Asian sales in 1995 was attributable to currency exchange rate fluctuations, most of the change was due to actual volume increases. Management expects the increased demand for Asian language services to continue, as many Asian countries are experiencing very high economic growth rates and interest in Asia from the business communities in the U.S., Europe and elsewhere is accelerating rapidly.

The Company's business can be impacted dramatically by changes in the strength of the economies of the countries in which it has a presence, and results of operations are highly influenced by general economic trends.

Cost of services sold as a percentage of sales of services has fluctuated primarily as a result of competition in the marketplace, the volume and nature of direct production costs of large projects in each period, and certain fixed costs which do not vary with fluctuating sales levels. Also, the Company is continuing its programs to contain direct and indirect production costs.

Due to increased competition in early 1994, especially with regard to pricing, the Company's gross margins deteriorated significantly from earlier levels. While the Company has largely been able to limit the growth in cost of services sold to levels consistent with growth in the volume of work produced and at rates at or below inflationary increases, prices charged to clients, especially in the U.S. and Europe, have been limited by competitive price pressures which have in turn severely compressed margins. Management expects pressures on gross margins to continue in 1995 and into 1996, but does not expect pricing pressures to intensify beyond current levels. The Company does not expect to be able to return to pre-1994 pricing levels in the foreseeable future and is continuing its efforts to control costs to offset the effects of these pricing pressures.

Total operating expenses, including cost of services sold, increased by $4.0 million in 1995 from 1994. This increase resulted from a $3.0 million increase in actual expenses and an increase of $1.0 million due to currency exchange rate fluctuations. The increase in actual expenses resulted primarily from the increased volume of work produced. The increase in selling, general and administrative expenses from 1994 to 1995 is primarily attributable to increased marketing and sales expenses and additional costs for existing and new offices and general corporate overhead.

Fluctuations in the amount of reported goodwill and related amortization resulted solely from foreign currency exchange rate fluctuations from period to period.

Interest expense, net of interest income, increased approximately $10,000 for both the three- and nine month periods ended September 30, 1995 compared to the same periods in 1994. This has occurred primarily for two reasons. First, the Company's cash and cash equivalents experienced a decline during the nine months ended September 30, 1994 as a result of losses incurred in that period, and interest income has decreased accordingly in subsequent periods. Secondly, the Company has used its available lines of credit more extensively in 1995 than in 1994, primarily to finance increases in receivables due to growth in sales. These two situations more than offset the reduction in interest expense which has resulted from the debt conversions in early 1994 and August 1995 which eliminated approximately $1.8 million and $250,000 of long-term debt to affiliates, respectively. For further information on the 1994 debt conversion, refer to Note 3 of the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. For further information on the 1995 debt conversion, refer to Note 2 of the Consolidated Financial Statements included in this Form 10-Q.

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


LIQUIDITY AND SOURCES OF CAPITAL

For the nine months ended September 30, 1995, the Company had a net positive cash flow from operations of approximately $560,000 compared with a negative cash flow from operations for the same period in 1994 of approximately $470,000. In 1995, as in prior years, the Company's investing activities consisted primarily of the acquisition of equipment (approximately $270,000 in 1995 and approximately $410,000 in 1994) needed to maintain or upgrade production capability. Financing activities for both 1995 and 1994 included fluctuations in the amounts utilized under bank lines of credit to finance the Company's working capital needs. In 1995, the Company also issued approximately $190,000 of common stock and in 1994 received approximately $185,000 in proceeds from the issuance of debt to affiliates.

At September 30, 1995, the Company's cash and cash equivalents were approximately $790,000, representing an increase of approximately $440,000 during 1995. At September 30, 1995, the Company had working capital of approximately $1.3 million, which compares favorably to working capital of approximately $1.2 million at December 31, 1994.

The Company's primary working capital requirements relate to the funding of accounts receivable. The Company funds its working capital needs with various bank lines of credit extended by banks in Canada, the U.K., Germany and Spain. Most of the lines of credit are secured by accounts receivable and other assets of the respective subsidiaries. As of September 30, 1995, the Company had unused amounts under these lines of credit of approximately $460,000. The
Company believes the amounts available under these lines of credit are sufficient to fund the Company's operations at current levels as well as enable the Company to grow at a modest level without seeking significant new sources of working capital. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as those which currently exist. Some of the banks, which have loaned funds to the Company's subsidiaries under the credit facilities noted above, have placed certain limits on the flow of cash outside the respective countries. Such limitations have not been an undue burden to the Company in the past, nor are they expected to be unreasonably burdensome in the foreseeable future.

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

While there are no material current commitments, the Company may open additional offices in strategic locations worldwide, as customer demands dictate and opportunities arise. For example, the Company recently opened an office in Dublin in order to increase sales to high-tech and other manufacturing companies located in this growing international marketplace. The costs of opening this office were not significant and are expected to be covered by revenues from increased sales to existing and new customers. The costs of any future additional offices are not expected to require a substantial amount of cash.

The Company's total shareholders' equity has increased from $7.2 million at December 31, 1994 to $8.6 million at September 30, 1995. This has resulted from several factors, including the August 1995 conversion of long-term debt to preferred stock (approximately $230,000, net of related costs), the issuance of common stock (approximately $190,000, net of related costs), net income (approximately $370,000), positive foreign currency adjustments (approximately $310,000), and a reduction in the guarantee liability of approximately $290,000 (for further information on the guarantee liability, refer to Note 4 of the Consolidated Financial Statements included in this Form 10-Q). The Company believes it has the ability to issue additional equity securities if necessary, but does not currently have plans to do so.

Current working capital, anticipated cash flows and available lines of credit, together with management s expectations of increased revenues and plans to control expenses, will, in management's opinion, be adequate to meet financial obligations during 1995 and into 1996. It is more difficult to assess cash flows through 1996. The ability of the Company to meet its commitments without additional sources of capital is directly related to the Company's operations providing a positive cash flow. Should the Company's operations fail to provide adequate funds to enable it to meet its future financial obligations, management has the option, because of the Company's organizational structure, to cut costs by selectively eliminating operations which are not contributing to the Company financially.

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

Substantially all of the Company's deferred tax assets at September 30, 1995 were comprised of net operating loss carryforwards for which the Company has provided allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards were generated, and the specific rules and regulations governing the utilization of such losses, including the timeframes in which the losses must be used.



                           PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are included herein:

        3   Restated Articles of Incorporation, as Amended

        4.1 Specimen Series B Preferred Stock Certificate

        4.2 Specimen Series C Preferred Stock Certificate

        4.3 Series D Preferred Stock Certificate

        10.1  Debt  Conversion  Agreement   dated  17  August  1995
              between Michael F. Eichner and ALPNET, Inc.

        10.2 Stock Purchase and Sale Agreement dated 20 October 1995 between ALPNET, Inc. and Jaap van der Meer.

        11  Statement Re: Computation of Per Share Earnings

        27  Financial Data Schedule

(b) The Company has filed the following reports on Form 8-K during the three months ended September 30, 1995.

Date of
Report     Item Reported

08/03/95   ALPNET Announces Second Quarter Results

08/17/95   Equity-Related Transactions



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALPNET, INC.
                                   Registrant



Date:  November 10, 1995           \s\  Thomas F. Seal
                                   Thomas F. Seal
                                   President and Chief Executive Officer



Date:  November 10, 1995           \s\  D. Kerry Stubbs
                                   D. Kerry Stubbs
                                   Chief Financial Officer