Form 10-K405
period 1995-12-31
ALPNET INC
filed 1996-03-28
CIK 712425

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1995.

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

     The aggregate market value (based on the average closing bid and ask prices of the Common Stock as reported by the Nasdaq Stock Market on March 15,
1996) of the voting stock held by non-affiliates of the registrant as of March 15, 1996, was $18,509,644.

     The number of shares outstanding of the registrant's Common Stock as of March 15, 1996, was 16,200,541.

                DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are documents from which information is incorporated by reference herein, and the Parts of this Form 10-K into which such incorporation by reference is made:
     Definitive Proxy Statement dated April 1, 1996 - Part III of this Form 10-
K.


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

PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   SIGNATURES




                              PART I

ITEM 1.   BUSINESS

(A)   GENERAL DEVELOPMENT OF BUSINESS

ALPNET, Inc., incorporated in the state of Utah in 1980, and the subsidiaries it acquired in 1987, 1988 and 1995 (the "Company" or "ALPNET"), together with its independent affiliates, form a worldwide network dedicated to providing specialized language services for businesses engaged in international trade.
The Company has combined computer translation technology with experienced human translators in its worldwide network to provide a full spectrum of services to fulfill the language needs of customers in international business. The Company believes that it is the largest publicly-traded corporation in the world, dedicated to providing translation and related services to corporations involved in international trade. The Company provides translation, localization, multilingual desktop publishing, project management, and other linguistic services, into all the world's major languages. The following table shows the operating companies in the network as of December 31, 1995:

      ALPNET, Inc.                        U.S.A.
      Multiscript International Inc.      Canada
      ALPNET U.K. Ltd.                    U.K.
      ALPNET Ireland Ltd.                 Ireland
      ALPNET S.A.                         Switzerland
      Interlingua S.L.                    Spain
      Dr. W.D. Haehl GmbH                 Germany
      INTERDOC SARL                       France
      Interlingua Language Services Ltd.  Hong Kong
      ALPNET Singapore Pte Ltd            Singapore
      ALPNET, Inc. Korea Branch           Korea
      AOLI Network Technology Ltd.        China

In 1987 and 1988, ALPNET organized holding companies in certain countries in connection with the formation of its network and related acquisitions. The Korean branch of ALPNET, Inc. was formed in 1994. ALPNET Ireland Ltd. and AOLI Network Technology Ltd. were formed in 1995 and the Company acquired Translation Services Bureau Ltd., a Scottish company, in late 1995. In addition, since December 31, 1995, the Company has added an operating company in the Netherlands and a branch office of ALPNET, Inc. in Japan.

ALPNET affiliates are independent companies in which ALPNET has no ownership interest, but which have been selected based upon their ability to produce quality work in accordance with ALPNET standards, and which have been trained to utilize ALPNET technology to produce work for the Company on a regular basis. ALPNET affiliates are located in the following cities:

      Buenos Aires, Argentina                Prague, Czech Republic
      Sao Paulo, Brazil                      Budapest, Hungary
      Stockholm, Sweden                      Moscow, Russia
      Dreibergen, The Netherlands            Warsaw, Poland
      Milan, Italy


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

The Company has developed a set of sophisticated computer programs, collectively called the Translation Support System ("TSS"), which it uses to differentiate itself from other translation providers in the market. The use of TSS by experienced translation professionals allows the Company to provide better quality translation services at lower overall cost, by standardizing the use of approved terminology, providing translation consistency, and preserving formatting information for later use in desktop publishing. TSS facilitates these functions and provides ALPNET personnel with the means to accomplish high quality, consistent translation and desktop publishing process on an improved schedule, thereby allowing clients to bring products to market faster.

TSS can be utilized in translation from English, French, or German, into any Roman alphabet language, as well as Japanese, Korean, and simplified and traditional Chinese. TSS is a proprietary asset, and the Company protects its use with non-disclosure agreements and license agreements, along with the protection provided by copyright and trademark law.

The Company believes that most well-managed multinational companies do not want to devote their internal resources to the details of the translation business, and would prefer to entrust translation to a professional organization. Translation is ALPNET's principal business and it manages that business on behalf of its client "partners."

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

The Company is keenly aware that the internationalization process is much more than just translation and, accordingly, has organized its network to provide the services and support required to affect all aspects of this process economically and efficiently for its clients.

      TRANSLATION MARKET

Recent political and economic changes have created and expanded opportunities for significant increases in international trade. As companies increase their operations on a global basis, they require marketing, sales and technical information in a wide variety of languages. Traditionally, translation services have been supplied by in-house departments, governmental units, commercial translation agencies and individual freelance translators. While there are thousands of individual free-lance translators and many commercial agencies, it appears that all but a handful of operations are too small to effectively deal with the increasingly complex translation and multilingual publication requirements of large corporate businesses. The Company is well positioned to serve such companies. Multinational companies are looking for a new type of supplier to replace the "cottage labor" that has historically dominated the translation services industry. The Company has combined its proprietary computer translation technology with established suppliers to enable it to obtain a growing portion of the market share in this expanding industry. The Company believes that the available market is much larger than the combined revenue of the current major providers and that no one provider accounts for a significant portion of the commercial translation market.

      MARKETING

The Company has developed and implemented a very structured, multi-phased sales plan in several of its key markets to enable it to achieve its growth objectives. The following information summarizes this plan.

      Strategy:

              Offer basic translation services and expand revenues by
               providing value-added pre- and post-translation services.
              Target key industry segments which track to the ideal client profile.
              Identification of specific prospects in targeted industries. Telephone contact to establish client interest and need. Personalized direct-mail introduction to ALPNET. Consultative selling from experienced direct sales force. Utilize an internal sales support and project management organization to provide support to the sales force and interface to the ALPNET network production facilities.

      Targeted industries:

              Computer Hardware and Software
              Automotive
              Chemical and Pharmaceutical
              Telecommunications and Electronics
              Aerospace and Defense
              Banking and Finance

      Ideal client profile:

              Multilingual translation needs
              Translation of documentation required to support international revenue
              Need is continuous or growing
              Information is developed "on-line"
              Has unique terminology requirements
              Recognize translation as a purchased service
              Require value-added services with translation

      Other Value-Added Services:

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

              Post-translation services including:

               Desktop publishing
               Typesetting
               Multilingual printing
               Packaging
               Storage
               Shipping

      MAJOR CUSTOMERS

Seventeen percent of the Company's 1995 revenues and fourteen percent of 1994 revenues were for services provided to a single customer in the computer industry. Relations with this customer are good and management believes a significant portion of 1996 revenues will also be attributable to this customer. No other customer accounts for more than ten percent of revenues.

      MANPOWER

The Company requires both sales and project management personnel to obtain and manage major translation projects. In all network countries, sales is one of the primary responsibilities of the country manager and the local direct sales personnel. The Company also has project managers dedicated to specific clients. Project managers are introduced to potential clients as a part of the sales plan and are vital for obtaining major contracts, where the ability to demonstrate the Company's management strengths can be as important as the quality of translation itself.

      BACKLOG

As of December 31, 1995, the Company and its subsidiaries had a backlog of approximately $2,100,000 of translation services orders compared with a backlog of approximately $1,900,000 as of December 31, 1994. The increase in backlog in 1995 is primarily the result of an increase in customer orders in Canada.

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

Beginning in late 1993 and continuing throughout 1994 and 1995, the translation industry has been extremely price-competitive. Many competitors adopted a policy of buying market share by cutting prices and this practice has escalated throughout the industry as other competitors have reduced prices in an effort to maintain their revenues. This led to the loss of some orders and required the Company to re-evaluate its pricing strategy and to reduce prices in many areas, which had a significant affect on profitability in 1994 and 1995, even though the effect on 1995 was minimized by an increase in sales volume.

The use of proprietary computer translation technology has allowed the Company to compete at reduced price levels. Nevertheless, the Company does not have the financial resources of some of its largest competitors. Management does believe the Company is better positioned to sustain operations at these levels than many of its smaller competitors, and this situation could ultimately be resolved by the elimination of some current providers which may not be able to continue in business at the current price levels. Although the Company must effectively compete and prices have been reduced, the Company has determined that it will not be the price leader. ALPNET will compete by offering fair prices for superior quality service. In 1995, revenues and results have been affected by these conditions but the effect was less than it was during 1994. 1996 results will also be affected, the extent of which depends on how quickly the competitive situation improves.

      DEVELOPMENT AND CUSTOMER SUPPORT

During 1995, 1994 and 1993, the Company spent approximately $170,000, $124,000 and $179,000, respectively, on technology development and support activities. These reflect the amounts spent on the further development and support of technology for use within the Company. Management expects an increase in the level of development-related expenses in 1996 as it expands the services available to its clients via Europe Online and the Internet.

      EMPLOYEES

As of December 31, 1995, the Company employed 247 persons. Due to the nature of its business, the Company also retains a large number of freelance translators on an as-needed basis.


(D)   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
      SALES

Financial information concerning the Company's foreign and domestic operations is presented in Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K and is incorporated herein by reference.


ITEM 2:   PROPERTIES


ALPNET's corporate headquarters are located in Salt Lake City, Utah. Sales and production facilities used by the Company as of
December 31, 1995, are listed below.  All facilities are leased, except as noted.


     Location                             Square Feet
     United States
      Salt Lake City, Utah                   5,300
      Other locations                        1,100
     Canada                                 11,600
     United Kingdom
      Croydon(1)                            12,400
      Other locations                        7,100
     Germany
      Stuttgart                              9,900
      Other locations                        5,000
     France, Spain(2), Switzerland, Ireland,
      Netherlands                            2,300
     Hong Kong, Singapore, Korea and China   4,600


(1)   Approximately 3,000 square feet of the Croydon facilities are subleased pursuant to a contract expiring in 1998.

(2)   The Company's facility in Barcelona, Spain is owned and subject to a mortgage as described in Note 4 to the
      Consolidated Financial Statements included in Item 8 of this Form 10-K.



ITEM 3:   LEGAL PROCEEDINGS

None.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1995.



                              PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS


ALPNET's Common Stock trades on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "AILP."  The following table shows the range of high and low trading prices as reported by the Nasdaq Stock Market for the years 1994 and 1995.


      1994                              HIGH        LOW
      Quarter ended March 31, 1994     $ .84       $.31

      Quarter ended June 30, 1994        .87        .31

      Quarter ended September 30, 1994   .78        .41

      Quarter ended December 31, 1994    .47        .28



      1995                              HIGH        LOW
      Quarter ended March 31, 1995     $ .38       $.19

      Quarter ended June 30, 1995        .44        .19

      Quarter ended September 30, 1995  1.47        .28

      Quarter ended December 31, 1995   2.22        .84


As of March 15, 1996, there were 482 shareholders of record. No dividends have been declared on the Company's Common Stock. The Company is currently prohibited from paying dividends under Utah corporate law.


ITEM 6:   SELECTED FINANCIAL DATA


The following selected financial data are derived from the Consolidated Financial Statements of the Company.  The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.


OPERATING SUMMARY
Thousands of dollars, except per-share data

YEAR ENDED DECEMBER 31             1995     1994     1993     1992     1991

Sales of services               $26,919  $20,473  $19,459  $19,747  $23,118
Net income (loss)                   621     (741)     458     (613)     378
Net income (loss) per share         .03     (.04)     .03     (.05)     .03
Cash provided by (used in)
 operations                       1,233     (606)     371     (130)   1,647


FINANCIAL SUMMARY
Thousands of dollars and shares

AS OF DECEMBER 31                  1995     1994     1993     1992     1991

Working capital (working
 capital deficiency)            $ 2,245  $ 1,187  $   125  $  (633) $  (610)
Total assets                     14,449   13,223   12,743   12,233   15,520
Long-term debt and long-
 term debt to affiliates,
 less current portion               220      533    1,314    2,156    1,965
Shareholders' equity              9,331    7,177    6,089    5,146    6,335
Shares of Common
 Stock outstanding               16,199   15,562   15,562   12,562   11,480
Shares of Convertible
 Preferred Stock out-
 standing:
   Series B(1)                      459      459      459      459      459
   Series C(2)                      585      585       --       --       --
   Series D(2)                       87       --       --       --       --


(1)    Convertible at the rate of three common shares for each preferred share.
(2)    Convertible at the rate of nine common shares for each preferred share.



A large majority of the Company's operations are in foreign countries.  Accordingly, the Company is significantly affected by foreign currency exchange rate fluctuations.  The following table shows what sales and results of operations would have been for the years presented, had foreign currency exchange rates remained at 1991 levels for all years.

PRO FORMA DATA
Thousands of dollars

YEAR ENDED DECEMBER 31               1995     1994     1993     1992     1991

Pro forma sales of services at
 1991 foreign currency
 exchange rates                   $27,660  $22,307  $21,332  $19,639  $23,118
Pro forma net income (loss) at
 1991 foreign currency
 exchange rates                       814     (906)     626     (608)     378



ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto.

FOREIGN OPERATIONS

The Company serves its customers from 30 offices in 14 countries. The operations of the Company are predominantly located outside the U.S. Accordingly, the Company is subject to the effects of foreign currency exchange rate fluctuations among U.S. dollars, Canadian dollars, British pounds sterling, German marks and other European and Asian currencies. For all of the Company's foreign subsidiaries, the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the year. The resultant cumulative foreign currency adjustments to the assets and liabilities are recorded as a separate component of shareholders' equity. The 1995 foreign currency equity adjustment was positive $192,000 compared to a positive adjustment of $514,000 in 1994. As of December 31, 1995, the cumulative net effect to the Company of the equity adjustment from movements in foreign currency exchange rates was a reduction of
$1.4 million in shareholders' equity.   A significant portion of the cumulative
foreign currency adjustment relates to changes in the recorded amount of goodwill.

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

RESULTS OF OPERATIONS

The following paragraphs discuss 1995 results as compared with 1994, and 1994 results as compared with 1993, including the significant effects of fluctuating foreign currency exchange rates.

The Company reported net income of $621,000 in 1995 compared to a net loss of $741,000 in 1994 and net income of $458,000 in 1993. If foreign currency exchange rates for 1995 had remained unchanged from 1994, the Company would have recorded net income of $560,000 instead of $621,000 and therefore currency exchange rate fluctuations had a positive effect on 1995 results. In 1994, the Company would have recorded a net loss of $733,000 instead of $741,000 if currency exchange rates for 1994 had remained unchanged from 1993 levels.

Sales of services were $26.9 million for 1995 compared to $20.5 million for 1994 and $19.5 million for 1993. The $6.4 million increase in reported sales for 1995 consisted of an increase in sales volume of $5.2 million and a $1.2 million increase due to currency exchange rate variances. The $1.0 million increase in reported sales for 1994 consisted of an increase in sales volume of $800,000 and an increase of $200,000 due to currency exchange rate variances.

The increases in sales volume in both 1995 and 1994 are largely the result of an increase in the need for language related services in an increasingly global marketplace where more and more businesses are entering foreign markets and becoming involved in worldwide trade. Management believes that international trade agreements such as the North American Free Trade Agreement (NAFTA) and the General Agreement on Tariffs and Trade (GATT) have also had a positive effect on demand for the language services provided by the Company.

The Company competes on the basis of quality, service and geographical proximity to clients and potential clients, and opened several new offices in 1995 and 1994 in order to increase its market share in what management believes has been and will continue to be an expanding industry. Reported revenue growth from 1994 to 1995 was 31%, while reported revenue growth from 1993 to 1994 was only 5%. However, management believes the actual growth in business volume in terms of words translated was 10% to 15% in 1994, but due to intense price competition which the Company encountered in 1994, prices the Company could charge in the marketplace were severely restricted.

The following table shows a comparison of sales of services in each of the Company's significant geographic areas for 1995, 1994 and 1993, along with the effect of foreign currency exchange rate fluctuations on the sales between years.



Thousands of dollars

                                Increase (Decrease)                     Increase (Decrease)
                               in Sales of Services    Total           in Sales of Services    Total
                                      due to         1995/1994               due to          1994/1993
                                Sales    Currency    Increase           Sales   Currency     Increase
                 1995     1994  Volume Differences  (Decrease)  1993    Volume Differences  (Decrease)

United States $ 2,463  $ 2,360  $  103    $          $  103  $ 2,467     $(107)    $         $ (107)
Canada          3,860    3,404     461        (5)       456    3,077       532      (205)       327
Europe         21,864   15,940   4,523     1,401      5,924   15,309       245       386        631
Asia            2,464    1,955     400       109        509    1,268       621        66        687
Eliminations   (3,732)  (3,186)   (310)     (236)      (546)  (2,662)     (461)      (63)      (524)

TOTAL SALES   $26,919  $20,473  $5,177    $1,269     $6,446  $19,459     $ 830     $ 184     $1,014


As shown in the above table, with the exception of the U.S. in 1994, which experienced a 4% sales decline compared to 1993, every major geographical region reported increased sales in 1995 and 1994 over the prior year. In the U.S., sales can fluctuate widely from period to period due to industry conditions which are often less predictable and stable than those found in the Company's foreign markets. Such conditions are characterized by the inexperience of many U.S. companies in international business and clients which may be unsophisticated in the nuances of marketing to foreign countries and the importance of related language issues. These factors, along with the unpredictable timing and the nonrecurring nature of most large translation projects for U.S. companies, contribute to a deficiency of customers who reorder on a regular basis and also have a tendency to depress the profitability of work performed by the Company for U.S. clients. Despite these factors, U.S. sales have remained relatively level from 1993 to 1995, and while management is hopeful that 1996 sales will increase over 1995, there is no assurance that this will occur.

Canada's reported sales for 1995 represented an increase over 1994 of 13% and 1994 sales increased 11% over 1993; however, the 1994 increase would have been 17% if currency exchange rates in 1994 had remained the same as in 1993. The increase in sales in Canada for both 1995 and 1994 was due in part to increased international trading as well as aggressive marketing and sales efforts which were initiated during 1993 and which continued throughout 1994 and 1995. These increases in sales have occurred despite ongoing economic and political challenges in Canada, which are still present and which could eventually depress sales if the economy and the strength of the Canadian dollar do not improve or if the political situation deteriorates in the coming year.

In 1995, sales in Europe of $21.9 million represent 81% of the Company's total worldwide sales and grew by $5.9 million over 1994 sales levels, or by 37% year over year. Sales increased in every European country in which the Company has offices, but most of the increase was a result of growth in the U.K. (37% growth rate, of which 33% was actual growth in volume and only 4% was due to the effect of foreign currency exchange rate variances) and in Germany (45% growth rate, of which 29% was actual growth in volume and 16% was due to the effect of foreign currency exchange rate variances). Together, the U.K. and Germany accounted for 89% of Europe's total sales in 1995.

The high rate of growth in sales in the U.K. is due to several factors, including a healthy local economy; the Company's growing reputation for providing quality service; expansion of sales efforts in all offices, including the smaller regional offices in the central and northern areas of Great Britain; an experienced and dedicated management and production team which has been in place for several years; and to a lesser extent, the opening of the London sales office in early 1995 and the expansion of the Glasgow office in late 1995 when the Company acquired a local translation company to supplement the sales of the existing office in that city. Management expects sales in the U.K. to continue to grow, but at a lower growth rate than was experienced in 1995.

In Germany, the economy grew at a mild pace in the early part of the year, but slowed considerably late in 1995. Despite a lukewarm economy, sales in Germany, especially in some of the newer, smaller offices which were opened in recent years, have increased at a high growth rate. Reasons for this include aggressive marketing and sales efforts; a stronger and more experienced management and production team, especially in the small to midsize offices; and an emphasis on the Company's electronic publishing capabilities, an increasingly important part of the language services package needed by many international businesses operating in Germany. While management is optimistic that sales growth will continue in 1996, the uncertain economic conditions in Germany will undoubtedly have a dampening effect on the Company's ability to grow sales and it is not probable that the 1995 growth rate of 45% will be duplicated in 1996.

In 1994, the U.K. and Germany contributed 87% of Europe's total reported sales. A decrease in sales from 1993 of 5% in Germany was overshadowed by a sales increase of 12% in the U.K. The overall increase in reported European sales of 4% in 1994 was due to currency exchange rate fluctuations as well as sales volume increases. The decline in sales in Germany from 1993 to 1994 was primarily attributable to lower sales to large customers, especially during the first half of 1994, due to a general slowdown of the German economy. Sales levels during the last half of 1994 were actually higher than average 1993 levels as the German economy improved, but were not high enough to compensate for the low sales experienced in the first two quarters of the year. The positive results in the U.K. were due to several factors, including enhanced sales and marketing efforts initiated in 1993, increased core business and more large project work, all of which was helped by an improved economic situation in that country.

In addition to the new London office and the expansion of the Glasgow office in 1995, the Company opened offices in the Netherlands and in Ireland during the year. These new offices, along with the investments made in human and equipment resources in existing offices in recent years, are expected to help the Company grow its revenues in Europe as demand for language services in this region continues to expand.

Sales in Asia of $2.5 million in 1995 grew by 26% over 1994 levels, with the bulk of this increase due to actual volume increases and only one fifth due to currency exchange rate fluctuations. The Company expanded its Asian presence in 1995 by adding an office in The People's Republic of China. In 1995, the China office functioned only as a production facility, but China is expected to begin to sell to local companies in 1996 and contribute to the growth of sales in Asia in coming years. While Hong Kong's sales decreased as an indirect result of the uncertainty over the impending political changes in 1997, sales in 1995 in Singapore and Korea increased significantly over 1994 levels.

In 1994, Asian sales increased 54% over 1993 levels as Hong Kong and Singapore increased sales over the prior year by a combined total of 41%. In addition, the Company's Korea office, which was opened in July 1994, contributed to the improved sales results. Substantially all of the increase in reported Asian sales in 1994 over 1993 was attributable to actual volume increases, with only a small portion of the increase due to currency exchange rate fluctuations.

The Company opened an office in Tokyo in early 1996 which is not only expected to accelerate sales growth in Asia, but also help other network offices sell to potential clients which have needs for Japanese language services. Management expects the increased demand for Asian language services to continue into 1996 as many Asian countries are experiencing very high economic growth rates and the interest in Asia from the business communities in the U.S., Europe and elsewhere is accelerating rapidly.

The Company's business can be impacted dramatically by changes in the strength of the economies of the countries in which it has a presence and results of operations are highly dependent on general economic trends.

Cost of services sold as a percentage of sales of services has fluctuated primarily as a result of competition in the marketplace and the volume and nature of direct production costs of large project sales in each year. Due to increased competition at the end of 1993 and continuing throughout 1994 and 1995, especially with regard to pricing, the Company's gross margins deteriorated significantly from 1993 to 1994. While the Company has largely been able to contain the growth in cost of services sold to levels consistent with growth in the volume of work produced and at rates at or below inflationary increases, prices charged to clients, especially in the U.S. and Europe, have been limited by competitive price pressures which have in turn severely compressed margins. Management expects pressures on gross margins to continue in 1996, but does not expect pricing pressures to intensify beyond current levels. The Company does not expect to be able to return to early 1993 pricing levels in the foreseeable future and is continuing its efforts to contain costs to offset the effects of these pricing pressures. These efforts include more effective utilization of the Company's proprietary software on smaller-sized projects to leverage the time of translators.

Selling, general and administrative expenses were $4.4 million in 1995 and increased over prior year levels in both 1995 (by 25%, of which 5% was due to the effect of currency exchange rate differences) and 1994 (by 10%, of which 1% was due to the effect of currency exchange rate differences). These increases were due primarily to the overall growth of existing offices and the opening of new offices in both years; increased marketing and sales efforts in all of the Company's markets, including the hiring of a new corporate vice president of sales and marketing in 1995; and to a lesser extent, the effect of increased corporate overhead costs related to the Company's growth.

Development costs are related to the upgrading and expansion of the Company's proprietary language translation software developed in the early years of the Company's existence. In 1994, costs of $124,000 decreased somewhat from 1993 ($179,000) as the need for upgrades was not high and as a result of cost reductions put in place in 1994. In 1995, costs of $170,000 have increased to 1993 levels as the Company has enhanced certain features of its software and made it compatible with more of the ever-increasing types and versions of software being developed by the software industry which are being used by clients and potential clients. Also, in 1995, the Company entered into a partnership with Europe Online, an Internet-based online service developed and run by Europeans, and this partnership resulted in increased development efforts. The Company expects development costs to increase significantly in 1996 over 1995 levels, most notably because of the requirements related to Europe Online and the Internet.

Fluctuations in the amount of goodwill amortization resulted solely from foreign currency exchange rate fluctuations from year to year.

Interest expense was $193,000 in 1995. Interest decreased approximately $10,000 in 1995 compared to 1994 and approximately $160,000 in 1994 compared to 1993. The decrease in 1995 was due to reduced overall debt levels, including the conversion of $243,000 of debt to an affiliate to convertible Preferred Stock in 1995. In 1994, the decrease resulted primarily from the capital restructuring completed in early 1994 which eliminated approximately $1.8 million of long-term debt to affiliates, as discussed in more detail in Note 3 to the Consolidated Financial Statements.

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

After consideration of the effect of the utilization of net operating loss carryforwards, income tax expense was $160,000 in 1995, $92,000 in 1994, and $82,000 in 1993. Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization in various degrees of net operating loss carryforwards in many of these jurisdictions. In 1993, the net operating loss carryforwards of the U.S. parent company expired for state income tax purposes.

Note 6 to the Consolidated Financial Statements, Income Taxes, contains additional information pertaining to the computation of income taxes as well as the Company s net operating loss carryforwards as of December 31, 1995.

LIQUIDITY AND SOURCES OF CAPITAL

In 1995, the Company had a net positive cash flow from operations of approximately $1.2 million compared with a negative cash flow from operations in 1994 of $600,000. In 1995, as in prior years, the Company's investing activities consisted primarily of the acquisition of equipment needed to maintain or upgrade production capability.

The Company's 1995 financing activities included the conversion of $243,000 of debt to an affiliate to a new series of convertible Preferred Stock of the Company, the sale of Common Stock for $194,000, and proceeds of $44,000 from the exercise of employee stock options. The Company's 1994 financing activities were highlighted by a capital restructuring effective as of March 31, 1994, whereby approximately $1.8 million of current and long-term debt to affiliates was converted to Preferred Stock of the Company. Additionally, in 1994, the Company increased its borrowings from affiliates by $185,000 in order to finance a pension obligation owed to the former owner of one of its subsidiaries. In 1993, the Company's financing activities included an equity offering which realized net proceeds of approximately $1.5 million, about half of which was used to retire long-term debt. Financing activities for all years included fluctuations in the amounts utilized under bank lines of credit used to finance the Company's working capital needs.

At the end of 1995, the Company's cash and cash equivalents were approximately $1 million, representing an increase of approximately $700,000 during 1995. At December 31, 1995, the Company had working capital of approximately $2.2 million, compared to working capital of approximately $1.2 million at December 31, 1994. The increase in working capital during 1995 was primarily attributable to cash provided from operations during the year.

The Company's primary working capital requirements relate to the funding of accounts receivable. The Company funds its working capital needs with various lines of credit with banks in Canada, the U.K., Germany and Spain. Most of the lines of credit are secured by accounts receivable and other assets of the respective subsidiaries. As of December 31, 1995, the Company had unused amounts under these lines of credit of approximately $800,000 and in January 1996, the lines of credit were increased in both the U.K. and in Germany, by a total of $220,000. The Company believes the available amounts under these lines of credit are sufficient to fund the Company's operations at current levels as well as enable the Company to grow at a modest level without seeking significant new sources of working capital. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as those which currently exist. Some of the banks which have loaned funds to the Company's subsidiaries under the credit facilities noted above, have placed certain limits on the flow of cash outside the respective countries. Such limitations have not been an undue burden to the Company in the past, nor are they expected to be unduly burdensome in the foreseeable future.

The Company has no present significant commitments for capital expenditures, which generally consist almost entirely of computer equipment and related peripheral hardware and software. Such equipment purchases in future years are not expected to vary materially from the general levels of equipment purchases experienced in recent years. However, the Company does plan to acquire and place additional translation services workstations in its offices worldwide in connection with future orders from customers, as such orders are received. The Company expects to finance a certain portion of future equipment costs through bank and/or leasing sources. Additionally, while there are no material current commitments, the Company may open additional offices in strategic locations worldwide, as customer demands dictate and opportunities arise. The costs of opening offices in prior years have not been substantial and were almost exclusively related to the procurement of computers and other translation-related equipment. The costs of any additional offices are not expected to require a significant amount of cash.

The Company believes it has the ability to issue additional equity securities if necessary, but does not currently have any firm plans to do so. In past years, the Company has relied on major shareholders of the Company to fund certain obligations, but the Company does not anticipate using this source of capital in the foreseeable future.

Management believes that current working capital and available lines of credit, together with management s expectations of increased revenues and ongoing plans to control expenses, will enable the Company to meet its financial obligations during 1996. It is more difficult to assess cash flows beyond 1996 and the ability of the Company to meet its commitments without additional sources of capital is directly related to the Company's operations providing a positive cash flow. Should the Company's operations fail to provide adequate funds to enable it to meet its future financial obligations, management has the option, because of the Company's organizational structure, to cut costs by selectively eliminating operations which are not contributing to the Company financially.

Inflation has not been a significant factor in the Company s operations; competition, however, has been and is expected to remain a major factor. To the extent permitted by competition and general economic and market conditions, the Company will pass on increased costs from inflation and operations to customers by increasing prices.

Due to prior years' operating losses, the Company and many of its subsidiaries have net operating loss carryforwards available to offset future taxable income in the various countries in which the Company operates. As a result, the Company historically has not had significant income tax liabilities requiring the expenditure of cash. Due to currently available net operating loss carryforwards, the Company expects this general trend to continue through 1996. Substantially all of the Company's deferred tax assets at December 31, 1995 and 1994 were comprised of net operating loss carryforwards for which the Company has provided allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards exist and the specific rules and regulations governing the utilization of such losses, including the timeframes by which the losses must be used.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." The Company will be required to adopt this standard in the first quarter of 1996. Management does not currently believe the adoption of SFAS No. 121 will have a significant impact on the Company's financial condition.



ITEM 8:       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements:                           Page

Consolidated  Financial Statements:

    Balance Sheets as of December 31, 1995 and 1994

    Statements of Operations for the years ended December 31, 1995, 1994 and 1993

    Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993

    Statements of Cash Flows for the years ended December 31, 1995,
    1994 and 1993

    Notes to Consolidated Financial Statements

Report of Independent Auditors



ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

                                                   December 31
Thousands of dollars                           1995           1994

ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                  $ 1,033        $   344
 Trade accounts receivable, less allowance
   of $156 in 1995 and $108 in 1994           4,978          4,328
 Work-in-process                                340            227
 Income taxes receivable                                        51
 Prepaid expenses and other                     792            660

Total current assets                          7,143          5,610

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
 Office facilities and leasehold improvements   144            141
 Equipment                                    3,833          3,471

                                              3,977          3,612
 Less accumulated depreciation and
   amortization                               2,997          2,682

Net property, equipment and leasehold
   improvements                                 980            930

OTHER ASSETS:
 Goodwill, less accumulated amortization of
   $2,924 in 1995 and $2,492 in 1994          6,250          6,449
 Other                                           76            234

Total other assets                            6,326          6,683

TOTAL ASSETS                                $14,449        $13,223




ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

                                                  December 31
Thousands of dollars and shares               1995           1994

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable to banks                    $ 1,156        $ 1,443
 Accounts payable                            1,636          1,561
 Accrued payroll and related benefits          665            395
 Other accrued expenses                        813            822
 Deferred revenue                              254             78
 Income taxes payable                           18
 Current portion of long-term debt              94             85
 Current portion of long-term debt to
   affiliates                                   42             39
 Guarantee liability (Note 7)                  220

Total current liabilities                    4,898          4,423

Long-term debt, less current portion           115            155

Long-term debt to affiliates, less current
   portion                                     105            378

Guarantee liability (Note 7)                                1,090

Commitments (Notes 4 and 7)

SHAREHOLDERS' EQUITY:
 Convertible Preferred Stock, no par value;
   authorized 2,000 shares; issued and
   outstanding 1,131 shares in 1995 and
   1,044 shares in 1994                      3,127          2,894
 Common Stock, no par value; authorized
   40,000 shares; issued and outstanding
   16,199 shares in 1995 and 15,562
   shares in 1994                           38,954         37,846
 Accumulated deficit                       (31,329)       (31,950)
 Equity adjustment from foreign currency
   translation                              (1,421)        (1,613)

Total shareholders' equity                   9,331          7,177

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $14,449        $13,223

See accompanying notes.




ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                   Year Ended December 31
Thousands of dollars and shares   1995      1994      1993
SALES OF SERVICES              $26,919   $20,473   $19,459

OPERATING EXPENSES:
 Cost of services sold          21,027    16,952    14,860
 Selling, general and
   administrative expenses       4,361     3,491     3,174
 Development costs                 170       124       179
 Amortization of goodwill          387       351       342

Total operating expenses        25,945    20,918    18,555

OPERATING INCOME (LOSS)            974      (445)      904

Interest expense, net              193       204       364

Income (loss) before income taxes  781      (649)      540

Income taxes                       160        92        82

NET INCOME (LOSS)              $   621   $  (741)  $   458


Net income (loss) per share    $   .03   $  (.04)  $   .03

Weighted average shares of Common
  Stock and Common Stock
  equivalents outstanding       23,155    17,235    14,712

See accompanying notes.




ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
                                                                                   Equity
                                                                                 Adjustment
                                                                                from Foreign
                                  Preferred Stock    Common Stock  Accumulated    Currency
Thousands of dollars and shares    Shares Amount    Shares Amount    Deficit    Translation   Total
BALANCES AT JANUARY 1, 1993          459  $1,151    12,562 $37,456  $(31,667)     $(1,794)   $5,146
 Issuance of Common Stock for cash,
   net of offering costs of $45                      3,000   1,488                            1,488
 Guarantee liability                                          (670)                            (670)
 Net income                                                              458                    458
 Foreign currency translation adjustment                                             (333)     (333)

BALANCES AT DECEMBER 31, 1993        459   1,151    15,562  38,274   (31,209)      (2,127)    6,089
 Issuance of Preferred Stock in
   exchange for long-term debt to
   affiliates, net of costs of $25   585   1,743                                              1,743
 Costs related to 1993 issuance of
   Common Stock                                                 (8)                              (8)
 Adjustment to guarantee liability                            (420)                            (420)
 Net loss                                                               (741)                  (741)
 Foreign currency translation adjustment                                              514       514

BALANCES AT DECEMBER 31, 1994      1,044   2,894    15,562  37,846   (31,950)      (1,613)    7,177
 Issuance of Preferred Stock in
   exchange for long-term debt
   to affiliate, net of offering
   costs of $1                        87     242                                                242
 Issuance of Common Stock for cash,
   net of offering costs of $6                         582     194                              194
 Exercise of stock options                              55      44                               44
 Costs related to 1994 issuance of
   Preferred Stock                            (9)                                                (9)
 Adjustment to guarantee liability                             870                              870
 Net income                                                              621                    621
 Foreign currency translation adjustment                                              192       192

BALANCES AT DECEMBER 31, 1995      1,131  $3,127    16,199 $38,954  $(31,329)     $(1,421)   $9,331

See accompanying notes.




ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                            Year Ended December 31
Thousands of dollars                       1995      1994      1993
OPERATING ACTIVITIES:
 Net income (loss)                       $  621     $(741)   $  458
 Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities:
    Depreciation and amortization of
      property, equipment and leasehold
      improvements                          362       319       306
    Amortization of goodwill                387       351       342
    Other                                   120       (69)      (37)
    Changes in operating assets and
      liabilities:
        Trade accounts receivable          (523)     (690)     (574)
        Accounts payable and accrued
          expenses                          (23)      426      (161)
        Other                               289      (202)       37

Net cash provided by (used in)
   operating activities                   1,233      (606)      371

INVESTING ACTIVITIES:
 Purchase of property, equipment and
   leasehold improvements                  (395)     (491)     (293)

FINANCING ACTIVITIES:
 Proceeds from notes payable to banks       264       245       105
 Principal payments on notes payable
   to banks                                (582)      (78)     (308)
 Proceeds from long-term debt                54       136        47
 Principal payments on long-term debt       (91)      (40)     (618)
 Proceeds from long-term debt to affiliates           185
 Principal payments on long-term debt
   to affiliates                            (42)      (19)
 Sale of Common Stock for cash, net of
   related costs                            194        (8)    1,488
 Proceeds from exercise of stock options     44

Net cash provided by (used in) financing
  activities                               (159)      421       714

Effect of exchange rate changes on cash      10         8        (7)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                 689      (668)      785

Cash and cash equivalents at beginning
  of year                                   344     1,012       227

CASH AND CASH EQUIVALENTS AT END OF YEAR $1,033    $  344    $1,012

CASH PAID DURING THE YEAR FOR:
 Interest                                $  198    $  222    $  393
 Income taxes                               114        71        14

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 In August 1995, the Company issued 87,339 shares of Convertible Preferred Stock in exchange for long-term debt to affiliates.
 In March 1994, the Company issued 584,257 shares of Convertible Preferred Stock in exchange for long-term debt to affiliates.

See accompanying notes.



ALPNET, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1995


1. SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ALPNET, Inc. and its wholly-owned subsidiaries or branches located in the United States, Canada, United Kingdom, Switzerland, Spain, Germany, France, Ireland, Hong Kong, Singapore, Korea and China. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers cash equivalents to be all highly liquid investments with a maturity of three months or less when purchased. Cash equivalents are stated at cost, which approximates fair value.

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

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based upon the average shares of Common Stock and Common Stock equivalents outstanding during the respective years, to the extent they are dilutive. Common Stock equivalents include the Company s series B, series C, and series D Preferred Stock. Other Common Stock equivalents, consisting of warrants (in 1993 only) and employee stock options, have been included in the calculation for 1995 only, as their effect is antidilutive or immaterial for 1994 and 1993. Primary and fully diluted net income (loss) per share are substantially the same for each year presented.

RECLASSIFICATIONS

Certain prior-year amounts have been reclassified to conform to the 1995 presentation.


2. GEOGRAPHICAL DATA


The following selected financial data summarizes the Company s domestic and foreign operations for financial reporting purposes.
Allocations of corporate and country overheads to domestic and foreign operations are based upon the Company's policies for financial reporting consistently applied during the periods.  Intercompany sales are normally billed on a profit-sharing basis.
All intercompany sales are eliminated in determining the totals.


   Thousands of dollars       1995       1994       1993
   Net sales:
      United States        $ 2,463    $ 2,360    $ 2,467
      Canada                 3,860      3,404      3,077
      Europe                21,864     15,940     15,309
      Asia                   2,464      1,955      1,268
      Eliminations          (3,732)    (3,186)    (2,662)

                           $26,919    $20,473    $19,459

   Income (loss) before income taxes:
      United States        $  (195)   $  (337)   $  (111)
      Canada                   159         85        (61)
      Europe                   762       (408)       578
      Asia                      55         11        134

                           $   781    $  (649)   $   540

   Identifiable assets:
      United States        $ 1,419    $   761    $ 1,406
      Canada                 1,319      1,211        937
      Europe                10,272     10,493      9,821
      Asia                   1,439        758        579

                           $14,449    $13,223    $12,743


Seventeen percent of the Company's 1995 revenues and fourteen percent of 1994 revenues were for services provided to a single customer in the computer industry. No other customer accounts for more than ten percent of revenues in any year.


3. FINANCING TRANSACTIONS

1993 TRANSACTIONS

During 1993, the Company entered into a stock purchase agreement whereby the Company sold 3,000,000 shares of Common Stock to a Liechtenstein company. The net proceeds of $1,488,000 were used to retire the Company's remaining obligations to a Swiss bank and for operating purposes.

1994 TRANSACTIONS

Effective March 31, 1994, the Company completed a capital restructuring with three shareholders. The agreements with these shareholders provided for the following:

    (1) Conversion of $1,807,000 of long-term debt due to two of the shareholders into a new series of convertible Preferred Stock (series
        C) of the Company;
    (2) Deferral of the due dates for repayment of a 300,000 Swiss franc (approximately $243,000) note payable to a third shareholder who is also a director; and
    (3) Elimination of all of the outstanding warrants held by these three shareholders to purchase up to 8,390,000 additional shares of the Company's Common Stock.

The conversion of $1,807,000 of debt ($1,743,000, net of related costs) to preferred shares resulted in the issuance of 584,257 shares of series C Preferred Stock (see Note 5).

In conjunction with this capital restructuring, the Company entered into a "financial monitoring agreement" with its largest shareholder which requires the Company, among other things, to obtain prior approval for major financing transactions, significant asset purchases or sale of a major portion of the Company's assets.

In July 1994, the Company entered into an agreement with a current shareholder (who is also the former owner of the Company's German subsidiary) to finance a portion of a pension obligation owed to the shareholder. In connection with this agreement, the Company signed a 300,000 Deutsche mark (approximately $185,000) note payable (see Note 4).

1995 TRANSACTIONS

In August 1995, the Company converted the 300,000 Swiss franc note payable to the shareholder and director mentioned above into 87,339 shares of series D Preferred Stock (see Note 5).

The Company issued 581,818 shares of restricted Common Stock to a new vice president of the Company for approximately $194,000, net of related costs. In conjunction with this transaction, the Company granted this officer an option to acquire 500,000 shares of restricted Common Stock (see Note 5).



4. BORROWINGS

NOTES PAYABLE TO BANKS


Notes payable to banks consisted of the following at December 31:


    Thousands of dollars                                     1995     1994
    Credit facility with a Canadian bank, interest at 8.5%,
      collateralized by the accounts receivable of the
      Canadian subsidiary, guaranteed by the Company       $   70   $  314
    Credit facility with a U.K. bank, interest at 10.0%,
      collateralized by the assets of the U.K. subsidiary,
      guaranteed by the Company                               991      736
    Credit facility with a German bank, interest at 9.5%,
      collateralized by the accounts receivable of the
      German subsidiary                                                181
    Unsecured credit facility with a German bank,
      interest at 10.0%                                        31       78
    Credit facility with a Spanish bank, interest at 12.5%,
      guaranteed by the Company's U.K. subsidiary              64       63
    Other                                                               71

                                                           $1,156   $1,443


All of the above credit facilities have variable interest rates. The interest percentages shown are the actual rates at December 31, 1995. Due to the short-term nature of these notes, their carrying values at December 31, 1995 are considered to approximate their fair values.

The credit facility with the Canadian bank has a maximum limit of Canadian $500,000 (approximately $370,000) at December 31, 1995, and intercompany debts have been subordinated to the bank.

The credit facility with the U.K. bank has a maximum limit of Pounds700,000 (approximately $1,090,000) at December 31, 1995. In January 1996, the limit was increased to Pounds800,000 (approximately $1,240,000). Intercompany debts have been subordinated to the bank. The note agreement requires the U.K. subsidiary to maintain net equity of Pounds750,000 (approximately $1,170,000) and a 2:1 ratio of accounts receivable to outstanding borrowings under the facility.

The secured credit facility with the German bank has a maximum limit of DM 500,000 (approximately $350,000) and was not utilized at December 31, 1995. In January 1996 the limit was increased to DM 600,000 (approximately $420,000). Intercompany debts have been subordinated to the bank. The unsecured credit facility has a maximum limit of DM 100,000 (approximately $70,000) at December 31, 1995.

The credit facility with the Spanish bank has a maximum limit of PTS 9.2 million (approximately $80,000) at December 31, 1995.

Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as exist at December 31, 1995. The weighted average interest rate on notes payable to banks was 10.1% at December 31, 1995 and 9.8% at December 31, 1994.


LONG-TERM DEBT


Long-term debt consisted of the following at December 31:


   Thousands of dollars                                   1995        1994
   Mortgage with a bank in Spain payable in monthly
     installments through March 1997, interest at 17%     $ 34        $ 52
   Obligations to financial institutions due at
     various dates through 1999, secured by certain
     equipment                                             175         188

                                                           209         240
   Less current portion                                     94          85

                                                          $115        $155


LONG-TERM DEBT TO AFFILIATES


Long-term debt to affiliates consisted of the following at December 31:


   Thousands of dollars                                     1995      1994
   Secured note payable to a shareholder and director,
     interest at 9%, exchanged for 87,339 shares of
     series D Preferred Stock in August 1995                $  0      $243
   Unsecured note payable to a current shareholder (who
     is also the former owner of the Company's German
     subsidiary), due in monthly installments of
     approximately $3 plus interest through June 1999,
     interest at 8%                                          147       174

                                                             147       417
   Less current portion                                       42        39

                                                            $105      $378


Interest expense on notes payable to affiliates was approximately $28,000 in 1995, $61,000 in 1994 and $156,000 in 1993.

DEBT MATURITIES


The aggregate maturities of long-term debt and long-term debt to affiliates as of December 31, 1995 were as follows:

                                               Long-Term
                                  Long-Term     Debt to
          Thousands of dollars        Debt    Affiliates   Total
          Year Ending December 31
              1996                   $ 94         $ 42      $136
              1997                     70           42       112
              1998                     37           42        79
              1999                      8           21        29

                                     $209         $147      $356


Based on a discounted cash flow analysis, the carrying values of long-term debt and long-term debt to affiliates at December 31, 1995 are considered to approximate their fair values.


5. CAPITAL STOCK

CONVERTIBLE PREFERRED STOCK

The Company has 1,131,007 outstanding shares of Preferred Stock, of which 459,411 shares are designated as series B, 584,257 shares are designated as series C and 87,339 shares are designated as series D. The series B Preferred Stock is convertible at the option of the holder into three shares of the Company s Common Stock, has voting rights as if the shares were already converted, and features a 10% non-cumulative dividend subject to the discretion of the Board of Directors. All of the outstanding shares of series B Preferred Stock were issued in 1991.

The series C and series D Preferred Stock is convertible at the option of the holder into nine shares of the Company's Common Stock and otherwise has the same general terms as the series B Preferred Stock. All of the outstanding shares of series C Preferred Stock were issued in 1994 and all of the outstanding shares of series D Preferred Stock were issued in 1995, as described in Note 3.

COMMON STOCK

The Company issued 581,818 shares of Common Stock in 1995 and 3,000,000 shares of Common Stock in 1993, as described in Note 3. As discussed in more detail in
Note 7, the Company has a guarantee liability related to the purchase of its German subsidiary which could result in the issuance of additional shares of Common Stock. The Company is currently prohibited from paying dividends under Utah corporate law.

STOCK OPTIONS

The Company has an incentive stock option plan and a nonstatutory stock option plan whereby 136,577 and 1,063,423 shares, respectively, of the Company s authorized but unissued Common Stock are reserved for ultimate issuance under the plans.

There was no activity for the incentive stock option plan for any of the years presented and there were no outstanding options under this plan as of December 31, 1995, 1994 or 1993. The following table is a summary of activity for the Company's nonstatutory stock option plan for the years ended December 31:



    Thousands of shares                1995          1994            1993
    Outstanding at beginning of year    830           888             801
      Granted                           154            31             325
      Cancelled                        (608)          (89)           (238)
      Exercised                         (55)

    Outstanding at end of year          321           830             888

    Exercisable at end of year           83           430             323

    Option price range per share:
      Granted                         $1.08          $.44    $.75 to $.94
      Outstanding at end
        of year               $.42 to $1.13 $.42 to $1.13   $.42 to $1.13


The exercise terms of the options provide that the options expire six years after date of grant and cannot be exercised during the first year. No more than 20% of the options can be exercised in any one year; however, any unexercised options may be accumulated and exercised in succeeding years. The exercise price of options exercised during 1995 ranged from $.42 to $1.13 per share.

In addition to the above option grants, in 1995 the Board of Directors approved the grant of stock options to nine members of management. In total, options to purchase 2,950,000 shares of restricted Common Stock were granted, with the following terms and conditions: 983,333 optioned shares vest on September 1, 1996 and are exercisable at $.50 per share; 983,333 optioned shares vest on September 1, 1997 and are exercisable at $.75 per share; and 983,334 optioned shares vest on September 1, 1998 and are exercisable at $1.10 per share. All unexercised options expire on September 1, 2000 or when the employee terminates employment with the Company, if sooner. All existing options (for the purchase of approximately 450,000 shares of unrestricted Common Stock) previously granted to members of management participating in the new grants, were voluntarily forfeited.

In conjunction with the issuance of 581,818 shares of Common Stock to an officer of the Company in 1995, an option to acquire 500,000 shares of restricted Common Stock was granted to this officer. The exercise price for this option is $.34375 per share and the option was exercisable at date of grant and expires on September 1, 2000, unless the officer terminates employment with the Company sooner.


6. INCOME TAXES

The Company files a consolidated U.S. Federal income tax return which includes all domestic operations. Tax returns for states within the U.S. and for foreign subsidiaries are filed in accordance with applicable laws. The following summarizes for income tax purposes, the domestic and foreign components of income (loss) before income taxes for the year ended December 31:



    Thousands of dollars                    1995      1994         1993
    Domestic                              $1,295   $   807       $1,118
    Foreign                                 (514)   (1,456)        (578)

                                          $  781   $  (649)      $  540


Income tax expense, including the effect of net operating loss carryforwards, consisted of the following for the year ended December 31:



    Thousands of dollars                     1995      1994         1993
    Current income tax expense:
      Domestic income taxes:
       Federal                               $ 15      $  5          $16
       State                                   65        45
       Foreign income taxes                    50        42           66

                                              130        92           82
    Deferred foreign income tax expense        30

    Total income tax expense                 $160       $92          $82


Income tax expense varied from the expected statutory domestic federal income tax amount as follows for the year ended December 31:



     Thousands of dollars                    1995      1994       1993
    Tax expense (benefit) on consolidated
     income (loss) computed at the domestic
     statutory federal income tax rate      $ 273     $(227)     $ 189
      Effect of foreign losses on the
       computation of tax expense (benefit)
       at domestic statutory rates            311       611        556
      Utilization of U.S. net operating
       losses from prior years               (438)     (277)      (375)
      Utilization of foreign net operating
       losses from prior years                (51)      (60)      (288)
      Domestic state income taxes              65        45

     Reported income tax expense            $ 160     $  92      $  82


The approximate tax effect of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows for the year ended December 31:



    Thousands of dollars                                1995      1994
    Deferred tax assets:
     Net operating loss carryforwards                 $7,600    $8,700
     Tax credit carryforwards                            400       400
     Other                                               100       100

      Total deferred tax assets                        8,100     9,200
     Less valuation allowances                        (8,000)   (9,100)

    Net deferred tax assets                           $  100    $  100

    Total deferred tax liabilities                    $  100    $  100


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

The following table summarizes by country the available operating loss carryforwards and the related expiration dates.


                                          Operating Loss      Expiration
         Thousands of dollars              Carryforwards         Dates
         United States                           $16,400   1999 through 2003
         Canada                                      200   1998 through 2000
         Canada                                      800                None
         United Kingdom                            1,500                None
         Germany                                   1,600                None
         Spain                                     1,000   1998 through 2002
         France                                      300   1999 through 2000
         Hong Kong                                   200                None



7.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Substantially all of the Company's office space and various equipment is rented under leases which are classified as operating leases. These leases have remaining terms of up to 19 years. Certain of the leases for office space contain renewal options and adjustment clauses based on consumer price indices. Total rental expense for all operating leases was approximately $1.5 million in 1995, $1.6 million in 1994 and $1.6 million in 1993.

Certain office space is subleased under an agreement pursuant to a contract expiring in 1998 with various renewal options. Total sublease rental income was approximately $220,000 in 1995, $250,000 in 1994 and $230,000 in 1993.

At December 31, 1995, future minimum payments under noncancelable operating leases with initial terms of one year or more and future sublease income under noncancelable subleases with initial terms of one year or more, are as follows:



                                        Lease        Sublease
     Thousands of dollars              Payments       Income
     Year ending December 31
         1996                           $  969          $ 65
         1997                              998            47
         1998                              966            47
         1999                              916
         2000                              920
         Thereafter                      1,650

     Total minimum lease payments       $6,419          $159



EMPLOYEE BENEFIT PLANS

ALPNET, Inc. has a contributory profit sharing plan ("Plan") which is designed to meet the requirements for qualification under Section 401(k) of the U.S. Internal Revenue Code. Under this provision, contributions by U.S. employees are excluded from their taxable income. The Plan provides retirement benefits for U.S. employees meeting certain eligibility requirements. Employer contributions are discretionary and become fully vested after two years. Employer contributions of $3,900 and $1,700 were made in 1995 and 1994, respectively, but no employer contributions were made to the Plan in 1993. Total employer and employee contributions may not exceed specified limits.

The Company's U.K. subsidiary has two defined contribution plans which cover substantially all of its employees. Contributions are based upon percentages of participating employees' compensation. The cost of these plans was approximately $89,000 in 1995, $81,000 in 1994, and $61,000 in 1993.

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

As a result of this waiver agreement, the Company recorded a guarantee liability for the stock value deficiency, calculated based on the trading value per share of the Company's Common Stock as compared to the guaranteed value at the balance sheet dates. An adjustment to shareholders' equity has also been recorded for the same amounts. Due to the nature of this guarantee liability, there exists a high probability that the amount of the liability could change significantly in the near term.


8. RELATED PARTY TRANSACTIONS

Related party transactions not previously disclosed are as follows.

The Company incurred legal costs of approximately $53,000 in 1994 and $57,000 in 1993 for services performed by a law firm whose Chairman of the Board was a director and also the secretary of the Company during those years.
Approximately $25,000 in 1994 and $36,000 in 1993 of these legal fees related to financing transactions discussed in Note 3.

As of December 31, 1995, the Company has a $67,200 unsecured promissory note receivable, bearing interest at prime plus 3%, from an officer and director of the Company. The note balance was $76,100 at December 31, 1994 and $84,300 at December 31, 1993.


<AUDIT-REPORT>

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
ALPNET, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of ALPNET, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Multiscript International Inc., a subsidiary of ALPNET, Inc., which statements reflect total assets constituting 9% as of December 31, 1995 and 1994, and total revenues constituting 14% in 1995, 17% in 1994 and 14% in 1993 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Multiscript International Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ALPNET, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                               \s\ERNST & YOUNG LLP

Salt Lake City, Utah
March 15, 1996

</AUDIT-REPORT>



ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                             PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors required by Item 10 of Form 10-K is presented in the section titled "Information About Directors" in the Company's definitive Proxy Statement dated April 1, 1996 and is incorporated herein by reference. The information with respect to Executive Officers is presented in the section titled "Information About Directors" and in paragraph 8 of the section titled "Certain Significant Employees" in the Company's definitive Proxy Statement dated April 1, 1996 and is incorporated herein by reference. The information with respect to other significant employees is presented in the section titled "Certain Significant Employees" in the Company's definitive Proxy Statement dated April 1, 1996 and is incorporated herein by reference.


ITEM 11: EXECUTIVE COMPENSATION

Information required by Item 11 of Form 10-K is presented in the sections titled "Compensation of Directors," "Executive Compensation" and "Compensation Pursuant to Plans" in the Company's definitive Proxy Statement dated April 1, 1996 and is incorporated herein by reference.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 12 of Form 10-K is presented in the sections titled "Principal Shareholders" and "Information About Directors" in the Company's definitive Proxy Statement dated April 1, 1996 and is incorporated herein by reference.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 of Form 10-K is presented in the section titled "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement dated April 1, 1996 and is incorporated herein by reference.



                              PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  (1)  FINANCIAL STATEMENTS:

     The financial statements are included in Item 8, Financial Statements and Supplementary Data, as listed in the Index to Consolidated Financial Statements at the beginning of Item 8.


     (2)     FINANCIAL STATEMENT SCHEDULES:

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions and therefore have been omitted, or are not presented because the information required is included in the financial statements or notes thereto.


     (3)     LISTING OF EXHIBITS:



   Exhibit                                                                     Filing
     No.    Description                                                        Status

     3.1    Restated Articles of Incorporation, as Amended                      (iv)
     3.2    By-Laws                                                              (i)
     4.1    Specimen Series B Preferred Stock Certificate                       (iv)
     4.2    Specimen Series C Preferred Stock Certificate                       (iv)
     4.3    Specimen Series D Preferred Stock Certificate                       (iv)
    10.1    Stock Purchase Agreement between ALPNET, Inc. and Benitex A.G.
              dated 1 July 1993, with Exhibits                                  (ii)
    10.2    Debt Conversion Agreement dated 31 March 1994 between ALPNET, Inc.
              and H.F. Boeckmann, II                                           (iii)
    10.3    Debt Conversion Agreement dated 31 March 1994 between ALPNET, Inc.
              and NFT Ventures, Inc.                                           (iii)
    10.4    Debt Conversion Agreement dated 17 August 1995 between
              Michael F. Eichner and ALPNET, Inc.                               (iv)
    10.5    Stock Purchase and Sale Agreement dated 20 October 1995 between
              ALPNET, Inc. and Jaap van der Meer                                (iv)
    10.6    Financial Monitoring Agreement dated 31 March 1994 between
              H.F. Boeckmann, II and ALPNET, Inc.                                (v)
    10.7    First Amendment to Financial Monitoring Agreement dated
              15 September 1995 between H.F. Boeckmann II and ALPNET, Inc.       (v)
    10.8    Specimen Executive Stock Option Agreement dated 17 August 1995       (v)
    11      Statement Re:  Computation of Per Share Earnings                     (v)
    20      Opinion of Friedman & Friedman, Independent Auditors for Multiscript
              International Inc.                                                 (v)
    21      Subsidiaries of Registrant                                           (v)
    23.1    Consent of Ernst & Young LLP, Independent Auditors                   (v)
    23.2    Consent of Friedman & Friedman, Independent Auditors for Multiscript
              International Inc.                                                 (v)
    27      Financial Data Schedule                                              (v)


     (i )   Previously filed on April 16, 1990 with the Securities and Exchange Commission as an Exhibit to Form 10-K for the
            year ended December 31, 1989, and incorporated herein by reference.
     (ii)   Previously filed on March 30, 1994 as an Exhibit to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.
     (iii)  Previously filed on March 29, 1995 as an Exhibit to Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
     (iv)   Previously filed on November 13, 1995 as an Exhibit to Form 10-Q for the quarterly period ended September 30,
            1995, and incorporated herein by reference.
     (v)    Filed herewith.


(B)  REPORTS ON 8-K:

     The following reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1995, which are incorporated herein by reference:

                                                 Financial
        Date of                                  Statements
        Report     Item Reported                   Filed


        11/01/95   ALPNET Announces Record Third
                    Quarter Results                 N/A


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


                             ALPNET, INC.



                             By:     \s\ Thomas F. Seal
                                     Thomas F. Seal, President

                             Date:   25 March 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


\s\ Thomas F. Seal      President, Chief Executive Officer      25 March 1996
Thomas F. Seal          and Director


\s\ John W. Wittwer     Executive Vice President and Director   25 March 1996
John W. Wittwer


\s\ D. Kerry Stubbs     Chief Financial and Accounting Officer  25 March 1996
D. Kerry Stubbs


\s\ Michael F. Eichner  Chairman of the Board of Directors      25 March 1996
Michael F. Eichner