Form 10-Q
period 1996-03-31
ALPNET INC
filed 1996-05-13
CIK 712425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1996

                                       or

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

The number of shares outstanding of the registrant's no par value Common Stock as of May 10, 1996, was 16,200,541.

ALPNET, INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited):

               Consolidated Statements of Operations--Three months ended March 31, 1996 and 1995

               Consolidated Balance Sheets--March 31, 1996 and December 31, 1995

               Consolidated Statements of Cash Flows--Three months ended March 31, 1996 and 1995

               Notes to Consolidated Financial Statements--March 31, 1996


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations


PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    Three Months Ended March 31
Thousands of dollars and shares                                        1996              1995
Sales of services                                                    $6,488            $5,906

OPERATING EXPENSES:
    Cost of services sold                                             5,163             4,773
    Selling, general and administrative expenses                      1,087               910
    Development costs                                                    50                43
    Amortization of goodwill                                             90                92
Total operating expenses                                              6,390             5,818

OPERATING INCOME                                                         98                88

Interest expense, net                                                    33                46

Income before income taxes                                               65                42

Income taxes                                                             36                28

NET INCOME                                                           $   29            $   14

NET INCOME PER SHARE                                                 $ .001            $ .001

Weighted average shares of Common Stock
    and Common Stock equivalents outstanding                         25,544            22,199

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                     March 31         December 31
Thousands of dollars                                                   1996               1995

ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                       $ 1,408            $ 1,033
    Trade accounts receivable, less allowance of
      $179 in 1996 and $156 in 1995                                   4,488              4,978
    Work-in-process                                                     340                340
    Prepaid expenses and other                                          931                792
Total current assets                                                  7,167              7,143

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
    Office facilities and leasehold improvements                        141                144
    Equipment                                                         3,852              3,833
                                                                      3,993              3,977
    Less accumulated depreciation and
      amortization                                                    3,020              2,997
Net property, equipment and leasehold improvements                      973                980

OTHER ASSETS:
    Goodwill, less accumulated amortization
      of $2,951 in 1996 and $2,924 in 1995                            6,024              6,250
    Other                                                                80                 76
Total other assets                                                    6,104              6,326

TOTAL ASSETS                                                        $14,244            $14,449



ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED) - continued
                                                                    March 31          December 31
Thousands of dollars and shares                                        1996               1995

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable to banks                                          $ 1,233            $ 1,156
    Accounts payable                                                  1,830              1,636
    Accrued payroll and related benefits                                545                665
    Other accrued expenses                                              793                813
    Deferred revenue                                                    118                254
    Income taxes payable                                                 19                 18
    Current portion of long-term debt                                    88                 94
    Current portion of long-term debt to affiliates                      41                 42
    Guarantee liability (Note 3)                                        400                220
Total current liabilities                                             5,067              4,898

Long-term debt, less current portion                                     96                115

Long-term debt to affiliates, less current portion                       91                105

Commitments (Note 3)

SHAREHOLDERS' EQUITY:
    Convertible Preferred Stock, no par value;
      authorized 2,000 shares; issued and outstanding
      1,131 shares in 1996 and 1995                                   3,127              3,127
    Common Stock, no par value; authorized 40,000
      shares; issued and outstanding 16,201 shares
      in 1996 and 16,199 shares in 1995                              38,775             38,954
    Accumulated deficit                                             (31,300)           (31,329)
    Equity adjustment from foreign currency
      translation                                                    (1,612)            (1,421)
Total shareholders equity                                             8,990              9,331

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $14,244            $14,449

See accompanying notes.


ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      Three Months Ended March 31
Thousands of dollars                                                      1996             1995
OPERATING ACTIVITIES:
    Net income                                                          $   29             $ 14
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization of property, equipment
           and leasehold improvements                                       93               84
         Amortization of goodwill                                           90               92
         Other                                                             (36)              (5)
         Changes in operating assets and liabilities:
           Trade accounts receivable                                       417              (86)
           Accounts payable and accrued expenses                           103              189
           Other                                                          (270)              (7)
Net cash provided by operating activities                                  426              281

INVESTING ACTIVITIES:
    Purchase of property, equipment and leasehold
      improvements                                                        (104)             (84)

FINANCING ACTIVITIES:
    Proceeds from notes payable to banks                                   355              168
    Principal payments on notes payable to banks                          (261)            (272)
    Principal payments on long-term debt and debt to
      affiliates                                                           (35)             (26)
Net cash provided by (used in) financing activities                         59             (130)

Effect of exchange rate changes on cash                                     (6)              16
NET INCREASE IN CASH AND CASH EQUIVALENTS                                  375               83

Cash and cash equivalents at beginning of period                         1,033              344

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $1,408            $ 427

CASH PAID DURING THE PERIOD FOR:
   Interest                                                             $   33            $  51
   Income taxes                                                             42               28

See accompanying notes.


ALPNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1996

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

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the respective complete years. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

   The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

   Certain amounts for the three-month period ended March 31, 1995 have been reclassified to conform to the 1996 presentation.

2. INCOME TAXES

   The Company files a consolidated U.S. Federal income tax return which includes all domestic operations. Tax returns for states within the U.S. and for foreign subsidiaries are filed in accordance with applicable laws. Fluctuations in the amount of income taxes arise primarily from the varying combinations of taxable income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization of net operating loss carryforwards in many of these jurisdictions.

3. ACQUISITION GUARANTEE LIABILITY

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

FOREIGN OPERATIONS

The Company serves its customers from 30 offices in 14 countries. The operations of the Company are predominantly located outside the U.S. Accordingly, the Company is subject to the effects of foreign currency exchange rate fluctuations among U.S. dollars, Canadian dollars, British pounds sterling, German marks and other European and Asian currencies. For all of the Company's foreign subsidiaries, the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the year. The resultant cumulative foreign currency adjustments to the assets and liabilities are recorded as a separate component of shareholders' equity. The first quarter 1996 foreign currency equity adjustment was negative $191,000 compared to a positive adjustment of $550,000 for the first quarter of 1995. When the U.S. dollar strengthens against foreign currencies, the shareholders' equity adjustment for the Company normally is negative since the net assets denominated in foreign currencies are translated into a lower amount in U.S. dollars. As of March 31, 1996, the cumulative net effect to the Company of the equity adjustment from movements in foreign currency exchange rates was a reduction of $1.6 million in shareholders' equity. A significant portion of the cumulative foreign currency adjustment relates to changes in the recorded amount of goodwill.

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

RESULTS OF OPERATIONS

The following paragraphs discuss results of operations for the three months ended March 31, 1996 as compared with the three months ended March 31, 1995, including the significant effects of fluctuating foreign currency exchange rates.

The Company reported net income of $29,000 for the three months ended March 31, 1996 compared to net income of $14,000 for the first three months of 1995. If foreign currency exchange rates for 1996 had remained unchanged from 1995, the Company would have recorded net income of $39,000 instead of $29,000 and therefore currency exchange rate fluctuations had an immaterial effect on 1996 results.

Sales of services were $6.5 million for the three months ended March 31, 1996 compared to $5.9 million for the three months ended March 31, 1995. The $580,000 increase in reported sales for 1996 consisted of an increase in sales volume of approximately $650,000 and a $70,000 decrease due to currency exchange rate variances. The increase in sales volume in the first quarter of 1996 over the first quarter of 1995 is primarily attributable to significant increases in the Company's UK offices, as well as in Canada and Asia, with smaller increases in most of the other countries in which the Company operates. Revenues in Germany decreased by approximately 11% in 1996 as compared to 1995 due primarily to sluggishness in the German economy.

The increase in sales volume is also a result of expanding needs for language related services in an increasingly global marketplace where more and more businesses are entering foreign markets and becoming involved in worldwide trade. Management believes that international trade agreements such as the North American Free Trade Agreement (NAFTA) and the General Agreement on Tariffs and Trade (GATT) have also had a positive effect on demand for the language services provided by the Company.

The Company competes on the basis of quality, service and geographical proximity to clients and potential clients, and has opened several new offices in recent years--including a new office in Tokyo in 1996--in order to increase its market share in what management believes has been and will continue to be an expanding industry. The intense price competition which the Company encountered throughout 1994 and 1995 continues to limit the prices the Company can charge in the marketplace, and the industry pricing situation appears to have improved only marginally in 1996 compared to early 1995.

The following table shows a comparison of sales of services in each of the Company's significant geographic areas for the three months ended March 31, 1996 and 1995, along with the effect of foreign currency exchange rate fluctuations on the sales between periods. Intercompany sales are normally billed on a margin-sharing basis. All intercompany sales are eliminated in determining the totals.

Thousands of dollars
                                                         Increase (Decrease) in
                             Three Months               Sales of Services due to      Total
                            Ended March 31               Sales        Currency      Increase
                          1996         1995              Volume     Fluctuations   (Decrease)
United States           $  669       $  635              $  34           $            $ 34
Canada                     962          817                121             24          145
Europe                   5,389        4,864                616            (91)         525
Asia                       575          477                 90              8           98
Eliminations            (1,107)        (887)              (209)           (11)        (220)
Total Sales             $6,488       $5,906              $ 652           $(70)        $582


As shown in the above table, every major geographical region reported increased sales in 1996 over 1995, although as previously noted, sales declined in Germany, which is the Company's second largest source of revenues after the U.K.

In the U.S., sales can fluctuate widely from period to period due to industry conditions which are often less predictable and stable than those found in the Company's foreign markets. Such conditions are characterized by the inexperience of many U.S. companies in international business and clients which may be unsophisticated in the nuances of marketing to foreign countries and the importance of related language issues. These factors, along with the unpredictable timing and the nonrecurring nature of many large translation projects for U.S. companies, contribute to a deficiency of customers who reorder on a regular basis and also have a tendency to depress the profitability of work performed by the Company for U.S. clients. Despite these factors, U.S. sales increased from 1995 to 1996, and due primarily to increased investment in sales and marketing, the backlog of uncompleted orders is higher as of March 31, 1996 than it was as of March 31, 1995.

Canada's reported sales for 1996 represented an increase of 18% over 1995, substantially all of which is due to actual volume increases. The increase in sales in Canada was due in part to increased international trading as well as ongoing aggressive marketing and sales efforts. These increases in sales have occurred despite ongoing economic and political challenges in Canada, which are still present and which could eventually depress sales if the economy and the strength of the Canadian dollar decline or if the political situation deteriorates in the future.

In 1996, sales in Europe of $5.4 million represented approximately 70% of the Company's total worldwide sales and grew by $525,000 over 1995 sales levels, or by 11% year over year. Sales increased in every European country in which the Company has offices, except Germany and Spain, but most of the increase was a result of growth in the U.K. (30% growth rate, which would have been 35% absent the effect of foreign currency exchange rate variances). Together, the U.K. and Germany accounted for approximately 87% of Europe's total sales in both 1996 and 1995.

The high rate of growth in sales in the U.K. is due to several factors, including a healthy local economy; the Company's growing reputation for providing quality service; expansion of sales efforts in all offices, including the smaller regional offices in the central and northern areas of Great Britain; an experienced and dedicated management and production team which has been in place for several years; the growing revenues of the London sales office which was opened in early 1995; and the expansion of the Glasgow office in late 1995 when the Company acquired a local translation company to supplement the sales of the existing office in that city. Management expects sales in the U.K. to continue to grow in 1996, although the rate of growth will depend on many factors which are subject to constant change.

In Germany, the overall economy grew at a mild pace during most of 1995, but
slowed considerably late in 1995.  The slowdown continued into 1996.   The first
quarter of 1996 was particularly poor in terms of economic strength, evidenced by the unemployment rate which increased to post WWII highs as many companies and industries have reduced employment. Due to the effects of the overall economic slowdown, the Company's sales in Germany decreased from levels reported in the first quarter of 1995. The uncertain economic conditions in Germany will undoubtedly have some effect on the Company's ability to grow sales in the foreseeable future. However, it is not unusual for Germany's sales levels to begin the year at a low level and increase in subsequent quarters of the year, and management is optimistic that sales growth will commence in the second quarter of 1996, based on the backlog of orders at the end of March 1996.

In addition to the new London office and the expansion of the Glasgow office in 1995, the Company opened offices in the Netherlands and in Ireland in late 1995. These new offices, along with the investments made in human and equipment resources in existing offices in recent years, are expected to help the Company grow its revenues in Europe as demand for language services in this region continues to expand.

Sales in Asia of $575,000 in 1996 grew by 21% over 1995 levels, with the bulk of this increase due to actual volume increases and only 2% due to currency exchange rate fluctuations. The Company expanded its Asian presence in 1995 by adding an office in The People's Republic of China. In 1995 and early 1996, the China office functioned only as a production facility, but China is expected to begin to sell to local companies later in 1996 and contribute to the growth of sales in Asia in coming years. While Hong Kong's sales decreased substantially as an indirect result of the uncertainty over the impending political changes in 1997, sales in 1996 in Singapore and Korea increased significantly over 1995 levels.

The Company opened an office in Tokyo in early 1996 which is not only expected to accelerate sales growth in Asia, but also help other network offices sell to potential clients which have needs for Japanese language services. Management expects the increased demand for Asian language services to continue and accelerate during 1996 as many Asian countries are experiencing very high economic growth rates and the interest in Asia from the business communities in the U.S., Europe and elsewhere remains high.

The Company's business can be impacted dramatically by changes in the strength of the economies of the countries in which it has a presence and results of operations are highly dependent on general economic trends.

Cost of services sold as a percentage of sales of services has fluctuated primarily as a result of competition in the marketplace and the volume and nature of direct production costs of large project sales in each year. While some relief from severe price competition has been observed recently, management expects competitive pricing pressures to continue during 1996. Based on current trends, pricing pressures are not expected to intensify significantly beyond current levels. The Company is continuing its efforts to contain costs to offset the effects of these pricing pressures. These efforts include more effective utilization of the Company's proprietary software on medium- to smaller-sized projects to improve the productivity of translators.

Selling, general and administrative expenses were approximately $1,090,000 in 1996 compared to $910,000 in 1995 for an increase of 20%. The increase was due primarily to the overall growth of existing offices and the opening of new offices; increased marketing and sales efforts in all of the Company's markets, including the hiring of a new corporate vice president of sales and marketing in late 1995; and to a lesser extent, the effect of increased corporate overhead costs related to the Company's growth.

Development costs are related to the upgrading and expansion of the Company's proprietary language translation software developed in the early years of the Company's existence as well as efforts related to the development and expansion of the Company's online language service product offering. In 1996, costs of $50,000 increased somewhat from 1995 ($43,000) as the Company has enhanced certain features of its software and made it compatible with more of the ever-increasing types and versions of software being developed by the software industry which are being used by clients and potential clients. Also, in late 1995, the Company entered into a partnership with Europe Online, an Internet-based online service developed and run by Europeans, and this partnership has resulted in increased development efforts. The Company expects development costs to continue to increase during 1996 over 1995 levels, most notably because of the requirements related to Europe Online and the Internet.

Fluctuations in the amount of goodwill amortization resulted solely from foreign currency exchange rate fluctuations from year to year.

Interest expense was $33,000 in 1996, which was $13,000 less than in 1995. The decrease was due to reduced overall debt levels, including the conversion of $243,000 of debt to an affiliate to convertible Preferred Stock in August 1995.

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

After consideration of the effect of the utilization of net operating loss carryforwards, income tax expense was $36,000 in 1996, compared to $28,000 in 1995. Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization of net operating loss carryforwards in many of these jurisdictions.

LIQUIDITY AND SOURCES OF CAPITAL

In the first quarter of 1996, the Company had a net positive cash flow from operations of approximately $430,000 compared with a positive cash flow from operations in the first quarter of 1995 of $280,000. In 1996 and 1995, the Company's investing activities consisted primarily of the acquisition of equipment needed to maintain or upgrade production capability. Financing activities for both periods consisted primarily of fluctuations in the amounts utilized under bank lines of credit used to finance the Company's working capital needs.

As of March 31, 1996, the Company's cash and cash equivalents were approximately $1.4 million, representing an increase of approximately $380,000 during the first quarter of 1996. At March 31, 1996, the Company had working capital of approximately $2.1 million, compared to working capital of approximately $2.2 million at December 31, 1995.

The Company's primary working capital requirements relate to the funding of accounts receivable. The Company funds its working capital needs with various lines of credit with banks in Canada, the U.K., Germany and Spain. Most of the lines of credit are secured by accounts receivable and other assets of the respective subsidiaries. As of March 31, 1996, the Company had unused amounts under these lines of credit of approximately $900,000. The Company believes that the available amounts under these lines of credit are sufficient to fund the Company's operations at current levels as well as enable the Company to grow at a modest level without seeking significant new sources of working capital. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as those which currently exist. Some of the banks which have loaned funds to the Company's subsidiaries under the credit facilities noted above, have placed certain limits on the flow of cash outside the respective countries. Such limitations have not been an undue burden to the Company in the past, nor are they expected to be unduly burdensome in the foreseeable future.

The Company has no present significant commitments for capital expenditures, which generally consist almost entirely of computer equipment and related peripheral hardware and software. Such equipment purchases in future periods are expected to vary according to the overall growth of the Company. In addition, the Company plans to acquire and place additional translation services workstations in its offices worldwide in connection with future orders from customers, as such orders are received. The Company expects to finance a certain portion of future equipment costs through bank and/or leasing sources. Additionally, while there are no material current commitments, the Company may open additional offices in strategic locations worldwide, as customer demands dictate and opportunities arise. The costs of opening offices in recent years have not been substantial and were almost exclusively related to the procurement of computers and other translation-related equipment and, in certain instances, the procurement of office premises. The costs of any additional offices are not expected to require a significant amount of cash.

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

Due to prior years' operating losses, the Company and many of its subsidiaries have net operating loss carryforwards available to offset future taxable income in the various countries in which the Company operates. As a result, the Company historically has not had significant income tax liabilities requiring the expenditure of cash. Due to currently available net operating loss carryforwards, the Company expects this general trend to continue through 1996 and beyond. Substantially all of the Company's deferred tax assets at March 31, 1996 were comprised of net operating loss carryforwards for which the Company has provided allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards exist and the specific rules and regulations governing the utilization of such losses, including the dates by which the losses must be used.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." The Company was required to adopt this standard in the first quarter of 1996, which adoption did not have a material impact on the Company's financial condition.

CAUTIONARY STATEMENT

The statements in this Management's Discussion and Analysis that are forward looking, including for example, information about estimates of sales growth in various countries in future periods, are based on current expectations and actual results may differ materially. Forward looking statements contained in this Management's Discussion and Analysis involve numerous risks and uncertainties that could cause actual results to be materially different from estimated results. Such risks and uncertainties include, among many others, fluctuating foreign currency exchange rates, changing levels of demand for the Company's services, the effect of changing general economic and political conditions in all of the various countries in which the Company has operations, and the impact of competitive services and pricing. As a result, no assurance can be given as to future results.


                           PART II:  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are included herein:

        (11) Statement Re: Computation of Per Share Earnings

        (27) Financial Data Schedule

(b) The Company filed the following report on Form 8-K during the three months ended March 31, 1996.

Date of
Report              Item Reported

02/06/96            ALPNET Announces Preliminary 1995 Results


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ALPNET, Inc.
                                  Registrant



Date:  May 10, 1996       \s\  Thomas F. Seal
                          Thomas F. Seal
                          President and Chief Executive Officer



Date:  May 10, 1996       \s\  D. Kerry Stubbs
                          D. Kerry Stubbs
                          Chief Financial Officer