Form 10-Q
period 1996-06-30
ALPNET INC
filed 1996-08-14
CIK 712425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from                  to

Commission file number 0-15512.

                                  ALPNET, INC.
             (Exact name of registrant as specified in its charter)

                        Utah                           87-0356708
           (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)          Identification No.)

       4460 South Highland Drive Suite #100
               Salt Lake City, Utah                 84124-3543
     (Address of principal executive offices)       (Zip Code)

                                 (801) 273-6600
              (Registrant's telephone number, including area code)

        4444 South 700 East  Suite #204  Salt Lake City, UT  84107-3075
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

The number of shares outstanding of the registrant's no par value Common Stock as of August 12, 1996, was 16,647,169.

ALPNET, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited):

                Consolidated Statements of Operations--Three months ended June 30, 1996 and 1995, and Six months ended June 30, 1996 and 1995

                Consolidated Balance Sheets--June 30, 1996 and December 31, 1995

                Consolidated Statements of Cash Flows--Six months ended June 30, 1996 and 1995

                Notes to Consolidated Financial Statements--June 30, 1996


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                     of Operations


PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES


ITEM 1:   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            Three Months Ended              Six Months Ended
                                                                  June 30                       June 30
Thousands of dollars and shares                              1996         1995             1996         1995
SALES OF SERVICES                                          $9,025       $6,459          $15,513      $12,365

OPERATING EXPENSES:
  Cost of services sold                                     6,728        5,284           11,891       10,057
  Selling, general and administrative
    expenses                                                1,374          945            2,460        1,855
  Development costs                                            32           39               82           82
  Amortization of goodwill                                     89           94              179          186
Total operating expenses                                    8,223        6,362           14,612       12,180

OPERATING INCOME                                              802           97              901          185

Interest expense, net                                          28           59               61          105

Income before income taxes                                    774           38              840           80

Income taxes                                                  112           32              148           60

NET INCOME                                                 $  662       $    6          $   692      $    20

NET INCOME PER SHARE                                       $ .026       $   --          $  .027      $  .001

Weighted average shares of Common
  Stock and Common Stock equivalents
  outstanding                                              25,679       22,199           25,611       22,199

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                  June 30              December 31
Thousands of dollars                                                1996                   1995

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $   944                $ 1,033
  Trade accounts receivable, less allowance of
    $213 in 1996 and $156 in 1995                                  6,586                  4,978
  Work-in-process                                                    364                    340
  Prepaid expenses and other                                         807                    792
Total current assets                                               8,701                  7,143

PROPERTY, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS:
    Office facilities and leasehold improvements                     139                    144
    Equipment                                                      3,928                  3,833
                                                                   4,067                  3,977
    Less accumulated depreciation and
     amortization                                                  2,930                  2,997
Net property, equipment and leasehold
   improvements                                                    1,137                    980

OTHER ASSETS:
  Goodwill, less accumulated amortization
   of $3,041 in 1996 and $2,924 in 1995                            5,933                  6,250
  Other                                                               90                     76
Total other assets                                                 6,023                  6,326

TOTAL ASSETS                                                     $15,861                $14,449

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)--continued

                                                                June 30               December 31
Thousands of dollars and shares                                   1996                    1995


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks                                       $ 1,425                 $ 1,156
  Accounts payable                                               2,231                   1,636
  Accrued payroll and related benefits                             741                     665
  Other accrued expenses                                           930                     813
  Deferred revenue                                                  66                     254
  Income taxes payable                                              49                      18
  Current portion of long-term debt                                100                      94
  Current portion of long-term debt to affiliates                   39                      42
  Guarantee liability (Note 3)                                                             220
Total current liabilities                                        5,581                   4,898

Long-term debt, less current portion                                95                     115

Long-term debt to affiliates, less current portion                  79                     105

Commitments (Note 3)

SHAREHOLDERS' EQUITY:
  Convertible Preferred Stock, no par value;
    authorized 2,000 shares; issued and
    outstanding 1,131 shares in 1996 and 1995                    3,127                   3,127
  Common Stock, no par value; authorized
    40,000 shares; issued and outstanding
    16,647 shares in 1996 and 16,199 shares
    in 1995                                                     39,195                  38,954
  Accumulated deficit                                          (30,637)                (31,329)
  Equity adjustment from foreign currency
    translation                                                 (1,579)                 (1,421)

Total shareholders' equity                                      10,106                   9,331
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                       $15,861                 $14,449

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Six Months Ended June 30
Thousands of dollars                                                           1996              1995
OPERATING ACTIVITIES:
  Net income                                                                 $  692            $   20
  Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization of property, equipment and
       leasehold improvements                                                   194               175
     Amortization of goodwill                                                   179               186
     Other                                                                       24               (23)
     Changes in operating assets and liabilities:
       Trade accounts receivable                                             (1,674)              152
       Accounts payable and accrued expenses                                    853              (204)
       Other                                                                   (219)               46
Net cash provided by operating activities                                        49               352

INVESTING ACTIVITIES:
  Purchase of property, equipment and leasehold improvements                   (398)             (162)

FINANCING ACTIVITIES:
  Proceeds from notes payable to banks                                          330               110
  Principal payments on notes payable to banks                                  (54)             (206)
  Proceeds from long-term debt and debt to affiliates                            20
  Principal payments on long-term debt and debt to affiliates                   (52)              (62)
  Proceeds from exercise of stock options                                        21
Net cash provided by (used in) financing activities                             265              (158)

Effect of exchange rate changes on cash                                          (5)               14

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (89)               46

Cash and cash equivalents at beginning of period                              1,033               344

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  944            $  390

CASH PAID DURING THE PERIOD FOR:
  Interest                                                                     $ 62              $110
  Income taxes                                                                  128                52

See accompanying notes

ALPNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1996

1. BASIS OF PRESENTATION

  ALPNET, Inc. and its subsidiaries (the "Company"), together with its independent affiliates, form a worldwide network dedicated to providing specialized language services for businesses engaged in international trade. The Company has combined computer translation technology with experienced human translators and other language and technical professionals in its worldwide network to provide a full spectrum of services to fulfill the language needs of customers in international business.

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

  Certain amounts for the six-month period ended June 30, 1995 have been reclassified to conform to the 1996 presentation.

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

  In 1993, the Company and the former owner entered into an agreement which amended the original acquisition agreement. This agreement waived the requirement to pay any additional consideration if the value of all shares of Common Stock previously issued reached the stipulated purchase price on or before September 30, 1994 (which date was subsequently extended to September 30, 1996). Had the stock value never reached such amount, the Company would have been required to pay interest on the stock value deficiency beginning on September 30, 1996.

  As a result of this waiver agreement, the Company recorded a guarantee liability for the stock value deficiency, calculated based on the trading value per share of the Company's Common Stock as compared to the guaranteed value at the balance sheet dates. An adjustment to shareholders' equity was also recorded for the same amounts.

  In May 1996, an increase in the market price of ALPNET Common Stock allowed this liability to be fully satisfied without any additional cash payment or issuance of stock by the Company.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto.

FOREIGN OPERATIONS

The Company serves its customers from 30 wholly-owned offices in 14 countries and through various non-owned independent affiliates. The operations of the Company are predominantly located outside the U.S. Accordingly, the Company is subject to the effects of foreign currency exchange rate fluctuations among U.S. dollars, Canadian dollars, British pounds sterling, German marks and other European and Asian currencies. For all of the Company's foreign subsidiaries, the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the year. The resultant cumulative foreign currency adjustments to the assets and liabilities are recorded as a separate component of shareholders' equity. For the first six months of 1996, the foreign currency equity adjustment was negative $160,000 compared to a positive adjustment of $400,000 for the first half of 1995. When the U.S. dollar strengthens against foreign currencies, the shareholders' equity adjustment for the Company normally is negative since the net assets denominated in foreign currencies are translated into a lower amount in U.S. dollars. This is what has occurred in 1996, whereas in 1995, the major foreign currencies affecting the Company strengthened as compared to the U.S. dollar. As of June 30, 1996, the cumulative net effect to the Company of the equity adjustment from movements in foreign currency exchange rates was a reduction of $1.6 million in shareholders'
equity.   A significant portion of the cumulative foreign currency adjustment relates to changes in the recorded amount of goodwill.

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

RESULTS OF OPERATIONS

The following paragraphs discuss results of operations for the three- and six-month periods ended June 30, 1996 as compared with the three- and six- month periods ended June 30, 1995, including the significant effects of fluctuating foreign currency exchange rates.

The Company reported net income of $662,000 for the three months ended June 30, 1996 compared to net income of $6,000 for the three months ended June 30, 1995. If foreign currency exchange rates for 1996 had remained unchanged from 1995, the Company would have reported net income of $738,000 instead of $662,000 and therefore currency exchange rate fluctuations had a $76,000 negative effect on net income in the second quarter of 1996.

The Company reported net income of $692,000 for the six months ended June 30, 1996 compared to $20,000 for the six months ended June 30, 1995. If foreign currency exchange rates for 1996 had remained unchanged from 1995, the Company would have reported net income of $777,000 instead of $692,000.

Sales of services were $9.0 million for the three months ended June 30, 1996 compared to $6.5 million for the three months ended June 30, 1995. The $2.5 million increase in reported sales for 1996 consisted of an increase in sales volume of approximately $2.9 million and a $400,000 decrease due to currency exchange rate variances.

Sales of services were $15.5 million for the six months ended June 30, 1996 compared to $12.4 million for the six months ended June 30, 1995. The $3.1 million increase in reported sales from the first half of 1995 to the first half of 1996 consisted of an increase in sales volume of $3.6 million and a decrease of $500,000 due to currency exchange rate variances. The increases in sales volume in 1996 over 1995 are due to increases in sales in nearly all markets in which the Company has a presence, but most particularly in the Company's UK offices, as well as in the U.S. and in Asia.

The increase in sales volume is a result of generally expanding needs for language related services in an increasingly global marketplace where more and more businesses are entering foreign markets and becoming involved in worldwide trade. An example of this is the software industry which has significant and increasing needs for product localization services such as those provided by the Company. Also having a beneficial effect on sales levels is the Company's increasing emphasis on online services (including the Internet) both as a marketing tool and as a means to communicate with and interact with clients. Management believes that international trade agreements such as the North American Free Trade Agreement (NAFTA) and the General Agreement on Tariffs and Trade (GATT) have also had a positive effect on demand for the language services provided by the Company.

The Company competes on the basis of quality, service and geographical proximity to clients and potential clients, and has opened several new offices in recent years -- including a new office in Tokyo in 1996 -- in order to increase its market share in what management believes has been and will continue to be an expanding industry. The intense price competition which the Company encountered throughout 1994 and 1995 continues to limit the prices the Company can charge in the marketplace, and the industry pricing situation appears to have improved only marginally in 1996 compared to early 1995.

The following table shows a comparison of sales of services in each of the Company's significant geographic areas for the six months ended June 30, 1996 and 1995, along with the effect of foreign currency exchange rate fluctuations on the sales between periods. Intercompany sales are normally billed on a margin-sharing basis. All intercompany sales are eliminated in determining the totals.

Thousands of dollars
                                                        Increase (Decrease) in
                              Six Months               Sales of Services due to        Total
                            Ended June 30                Sales        Currency       Increase
                          1996         1995             Volume     Fluctuations     (Decrease)
United States          $ 2,062      $ 1,336             $  726          $   0       $  726

Canada                   2,055        1,852                175             28          203

Europe                  12,928       10,195              3,256           (523)       2,733

Asia                     1,904        1,038                867             (1)         866

Eliminations            (3,436)      (2,056)            (1,420)            40       (1,380)

Total Sales            $15,513      $12,365             $3,604          $(456)      $3,148


As shown in the above table, every major geographical region reported increased sales in 1996 over 1995.

In the U.S., sales often fluctuate widely from period to period due to industry conditions which are often less predictable and stable than those found in many of the Company's foreign markets. Such conditions are characterized by the relative inexperience of many U.S. companies in translation and localization of language, as it relates to international business, and clients which may not be sophisticated in the nuances of marketing to foreign countries and the importance of related language issues. These factors, along with the unpredictable timing and the nonrecurring nature of many large translation projects for U.S. companies, contribute to a deficiency of customers who reorder on a regular basis. In addition, the entrance into the U.S. market of European competitors trying to expand their revenues, has had a tendency to depress the profitability of work performed by the Company for U.S. clients. Despite these factors, U.S. sales increased significantly from 1995 to 1996, due largely to a rise in the number and size of projects for existing and new clients, especially software localization services for computer hardware and software development companies. Much of this increase is due to aggressive sales and marketing efforts initiated late in 1995 and which have continued into 1996.

The increase in sales in Canada was due primarily to increased international trading, as well as ongoing aggressive marketing and sales efforts and the procurement of new large long-term contracts. These increases in sales have occurred despite ongoing economic and political challenges in Canada, which are still present and which could eventually depress sales if the economy and the strength of the Canadian dollar decline or if the political situation deteriorates in the future.

In 1996, sales in Europe of $12.9 million represented approximately 70% of the Company's total worldwide sales and grew by $2.7 million over 1995 sales levels, or by 26% year over year. Sales increased in every European country in which the Company has offices, except France and Spain. These are smaller offices which reported nominal decreases from the prior year. Most of the increase in Europe was a result of growth in the U.K. (49% growth rate, which would have been 56% absent the negative effect of foreign currency exchange rate variances). Together, the U.K. and Germany accounted for over 85% of Europe's total sales in both 1996 and 1995, but in contrast with the significant sales growth in the U.K., Germany's growth rate was only a few percentage points in 1996 compared to 1995 (just over 5% absent the effect of foreign currency exchange rate variances).

The high rate of growth in sales in the U.K. is due to several factors, including a healthy local economy; the Company's growing reputation for providing quality service; expansion of sales efforts in all offices, including the smaller regional offices in the central and northern areas of Great Britain; an experienced and dedicated management and production team which has been in place for several years; the growing revenues of the London sales office which was opened in early 1995; and the expansion of the Glasgow office in late 1995 when the Company acquired a local translation company to supplement the sales of the existing office in that city. Management does not expect sales in the U.K. to continue to grow at the very high rate experienced thus far in 1996, and the actual rate of growth will depend on many factors which are subject to constant change.

In Germany, the overall economy grew at a mild pace during most of 1995, but slowed considerably late in 1995. This slowdown continued into the first half of 1996. The first quarter of 1996 was particularly poor in terms of economic strength, evidenced by the unemployment rate which increased to post WWII highs as many companies and industries have reduced employment. Due to the effects of the overall economic slowdown, the Company's sales in Germany decreased from levels reported in the first quarter of 1995, but the second quarter sales growth more than compensated for the lower first quarter sales, so that Germany's sales for the first six months of 1996 are somewhat higher than in 1995. The uncertain economic conditions in Germany will undoubtedly have some effect on the Company's ability to grow sales in this market in the foreseeable future.

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

Sales in Asia of $1.9 million in 1996 grew by 83% over 1995 levels, with substantially all of this increase due to actual volume increases and very little due to currency exchange rate fluctuations. The Company expanded its Asian presence in 1995 by adding an office in The People's Republic of China. Since its opening, the China office has functioned only as a production facility, but China is expected to begin to sell to local companies later in 1996 or early 1997 and contribute to the growth of sales in Asia in coming years. While Hong Kong's sales decreased substantially as an indirect result of the uncertainty over the impending political changes in 1997, sales in 1996 in Singapore and Korea increased significantly over 1995 levels.

The Company opened an office in Tokyo in early 1996 which has helped other offices sell to new and existing clients which have needs for Japanese language services, and which is expected to help accelerate sales growth in Asia in 1997. Management expects the increased demand for Asian language services to continue and accelerate during 1996 as many Asian countries are experiencing very high economic growth rates and the interest in Asia from the business communities in the U.S., Europe and elsewhere remains high.

The Company's business can be impacted dramatically by changes in the strength of the economies of the countries in which it has a presence and results of operations are highly influenced by general economic trends.

Cost of services sold as a percentage of sales of services has fluctuated primarily as a result of competition in the marketplace and the volume and nature of direct production costs of project sales in each year, especially large projects covering several accounting periods. While some relief from severe price competition has been observed recently, management expects competitive pricing pressures to continue during 1996. Based on current trends, pricing pressures are not expected to intensify significantly beyond current levels. The Company is continuing its efforts to contain costs to offset the effects of these pricing pressures. These efforts include more effective utilization of the Company's proprietary software on medium- to smaller-sized projects to improve the productivity of translators.

Selling, general and administrative expenses increased 32% for the first six months of 1996 over the first six months of 1995. There was an even higher increase for the second quarter of 1996 compared to the second quarter of 1995 (45%). These increases were due to several factors, including the overall growth of existing offices and the opening of new offices, including the Tokyo office which incurred a high level of start up costs related to the high cost of doing business in Japan and the large size of this new office; increased marketing and sales efforts in all of the Company's markets, including the hiring of a new corporate vice president of sales and marketing in late 1995; certain costs related to reorganizing some of the Company's underperforming offices; and to a lesser extent, the effect of increased corporate overhead costs related to the Company's growth.

Development costs are related to the upgrading and expansion of the Company's proprietary language translation software developed in the early years of the Company's existence as well as efforts related to the development and expansion of the Company's online language service product offering. For the first half of both 1996 and 1995, development costs were $82,000, and these costs were not materially different for the second quarter of 1996 versus 1995. For the balance of 1996, the Company expects development costs to increase somewhat (as compared to 1995 levels), most notably because of the requirements related to online services, including the Internet.

Fluctuations in the amount of goodwill amortization resulted from foreign currency exchange rate fluctuations from year to year.

Net interest expense for the first six months of 1996 was $61,000, which was $44,000 less than for the same period in 1995, and there was a similar reduction of interest expense for the second quarter of 1996 as compared to the second quarter of 1995 ($28,000 compared to $59,000). The decrease was due to reductions in the Company's overall debt levels, including the conversion of $243,000 of debt to an affiliate to convertible Preferred Stock in August 1995.

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

After consideration of the effect of the utilization of net operating loss carryforwards, income tax expense was $148,000 for the first six months of 1996 ($112,000 for the second quarter), compared to $60,000 for the first six months of 1995 ($32,000 for the second quarter). Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization of net operating loss carryforwards in many of these jurisdictions.

LIQUIDITY AND SOURCES OF CAPITAL

For the first six months of 1996, the Company had a net positive cash flow from operations of approximately $50,000 compared with a positive cash flow from operations in the first half of 1995 of $350,000. In 1996 and 1995, the Company's investing activities consisted primarily of the acquisition of equipment needed to maintain or upgrade production capability. Financing activities for both periods consisted primarily of fluctuations in the amounts utilized under bank lines of credit used to finance the Company's working capital needs.

As of June 30, 1996, the Company's cash and cash equivalents were approximately $940,000 representing a decrease of approximately $90,000 during the first six months of 1996. At June 30, 1996, the Company had working capital of approximately $3.1 million, compared to working capital of approximately $2.2 million at December 31, 1995.

The Company's primary working capital requirements relate to the funding of accounts receivable. The Company funds its working capital needs with various lines of credit with banks in Canada, the U.K., Germany and Spain. Most of the lines of credit are secured by accounts receivable and other assets of the respective subsidiaries. As of June 30, 1996, the Company had unused amounts under these lines of credit of approximately $600,000. The Company believes that the available amounts under these lines of credit, along with current working capital, are sufficient to fund the Company's operations at current levels as well as enable the Company to grow at a modest level without seeking significant new sources of capital. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as those which currently exist. Some of the banks which have loaned funds to the Company's subsidiaries under the credit facilities noted above, have placed certain limits on the flow of cash outside the respective countries. Such limitations have not been an undue burden to the Company in the past, nor are they expected to be unduly burdensome in the foreseeable future.

The Company has no present significant commitments for capital expenditures, which generally consist almost entirely of computer equipment and related peripheral hardware and software. Such equipment purchases in future periods are expected to vary according to the overall growth of the Company. In addition, the Company plans to acquire and place additional translation services workstations in its offices worldwide in connection with future orders from customers, as such orders are received. The Company expects to finance a certain portion of future equipment costs through bank and/or leasing sources. Additionally, while there are no material current commitments, the Company may open additional offices in strategic locations worldwide, as customer demands dictate and opportunities arise. The costs of opening offices in recent years have generally not been substantial and have been almost exclusively related to the procurement of computers and other translation-related equipment and, in certain instances, the procurement of office premises. The costs of any additional offices are not expected to require significant amounts of cash beyond what can be generated through operations.

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

Due to prior years' operating losses, the Company and many of its subsidiaries have net operating loss carryforwards available to offset future taxable income in the various countries in which the Company operates. As a result, the Company historically has not had significant income tax liabilities requiring the expenditure of cash. Due to currently available net operating loss carryforwards, the Company expects this general trend to continue through 1996 and beyond. Substantially all of the Company's deferred tax assets at June 30, 1996 were comprised of net operating loss carryforwards for which the Company has provided allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards exist and the specific rules and regulations governing the utilization of such losses, including the dates by which the losses must be used.

CAUTIONARY STATEMENT

The statements in this Management's Discussion and Analysis that are forward looking, including for example, information about future sales growth in various countries in future periods, are based on current expectations and actual results may differ materially. Forward looking statements contained in this Management's Discussion and Analysis involve numerous risks and uncertainties that could cause actual results to be materially different from estimated results. Such risks and uncertainties include, among many others, fluctuating foreign currency exchange rates, changing levels of demand for the Company's services, the effect of changing general economic and political conditions in all of the various countries in which the Company has operations, and the impact of competitive services and pricing. As a result, no assurance can be given as to future results.


                           PART II:  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are included herein:

        (3)   By-Laws
        (11)  Statement Re: Computation of Per Share Earnings
        (27)  Financial Data Schedule

(b) The Company has filed the following reports on Form 8-K during the three months ended June 30, 1996.

Date of
Report     Item Reported

04/25/96   ALPNET Announces First Quarter 1996 Results


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALPNET, INC.
                                   Registrant

        Date:  August 12, 1996     \s\ Thomas F. Seal
                                   Thomas F. Seal
                                   President and Chief Executive Officer

        Date:  August 12, 1996     \s\ D. Kerry Stubbs
                                   D. Kerry Stubbs
                                   Chief Financial Officer