Form 10-Q
period 1996-09-30
ALPNET INC
filed 1996-11-13
CIK 712425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996

                                       or

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

The number of shares outstanding of the registrant's no par value Common Stock as of November 11, 1996 was 16,647,869.


ALPNET, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Statements of Operations--Three months ended September 30, 1996
          and 1995, and Nine months ended September 30, 1996 and 1995   . . . .

         Consolidated Balance Sheets--September 30, 1996 and December 31, 1995

         Consolidated Statements of Cash Flows--Nine months ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

         Notes to Consolidated Financial Statements--September 30, 1996 . . . .

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations   . . . . . . . . . . . . . . . . . . . . . . .

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


ITEM 1: . . . .   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             Three Months Ended            Nine Months Ended
                                                                September 30                  September 30
Thousands of dollars and shares                             1996           1995            1996         1995
SALES OF SERVICES                                         $7,545         $7,386         $23,058      $19,751

OPERATING EXPENSES:
  Cost of services sold                                    6,099          5,510          17,990       15,567
  Selling, general and administrative
    expenses                                               1,204          1,261           3,664        3,116
  Development costs                                           60             49             142          131
  Amortization of goodwill                                    90             93             269          279
Total operating expenses                                   7,453          6,913          22,065       19,093

OPERATING INCOME                                              92            473             993          658

Interest expense, net                                         40             55             101          160

Income before income taxes                                    52            418             892          498

Income taxes                                                  30             70             178          130

NET INCOME                                                $   22        $   348          $  714       $  368


NET INCOME PER SHARE                                      $ .001        $  .015          $ .028       $ .016

Weighted average shares of Common
  Stock and Common Stock equivalents
  outstanding                                             26,344         22,868          25,856       22,422

See accompanying notes.


ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                September 30            December 31
Thousands of dollars                                                1996                   1995

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $ 1,645                $ 1,033
  Trade accounts receivable, less allowance of
    $247 in 1996 and $156 in 1995                                  4,928                  4,978
  Work-in-process                                                    506                    340
  Prepaid expenses and other                                       1,079                    707
Total current assets                                               8,158                  7,058

PROPERTY, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS:
    Office facilities and leasehold
     improvements                                                    139                    144
    Equipment                                                      4,363                  3,833
                                                                   4,502                  3,977
    Less accumulated depreciation and
     amortization                                                  3,040                  2,997
Net property, equipment and leasehold
  improvements                                                     1,462                    980

OTHER ASSETS:
  Goodwill, less accumulated amortization
     of $3,143 in 1996 and $2,924 in 1995                          5,863                  6,250
  Other                                                              235                    161
Total other assets                                                 6,098                  6,411

TOTAL ASSETS                                                     $15,718                $14,449

See accompanying notes.


ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)--continued

                                                              September 30             December 31
Thousands of dollars and shares                                   1996                    1995

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks                                       $ 1,304                 $ 1,156
  Accounts payable                                               1,786                   1,636
  Accrued payroll and related benefits                             748                     665
  Other accrued expenses                                           898                     813
  Deferred revenue                                                 366                     254
  Income taxes payable                                              47                      18
  Current portion of long-term debt                                142                      94
  Current portion of long-term debt to affiliates                   39                      42
  Guarantee liability (Note 3)                                       -                     220
Total current liabilities                                        5,330                   4,898

Long-term debt, less current portion                               186                     115

Long-term debt to affiliates, less current portion                  69                     105

SHAREHOLDERS' EQUITY:
  Convertible Preferred Stock, no par value;
    authorized 2,000 shares; issued and
    outstanding 1,131 shares in 1996 and 1995                    3,127                   3,127
  Common Stock, no par value; authorized
    40,000 shares; issued and outstanding
    16,648 shares in 1996 and 16,199 shares
    in 1995                                                     39,196                  38,954
  Accumulated deficit                                          (30,615)                (31,329)
  Equity adjustment from foreign currency translation           (1,575)                 (1,421)
Total shareholders' equity                                      10,133                   9,331
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                       $15,718                 $14,449

See accompanying notes.


ALPNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Nine Months Ended September 30
Thousands of dollars                                                            1996             1995
OPERATING ACTIVITIES:
  Net income                                                                  $  714             $368
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization of property,
       equipment and leasehold improvements                                      302              266
     Amortization of goodwill                                                    269              279
     Other                                                                       (42)              11
     Changes in operating assets and liabilities:
       Trade accounts receivable                                                 (29)            (641)
       Accounts payable and accrued expenses                                     392              226
       Other                                                                    (413)              49
Net cash provided by operating activities                                      1,193              558

INVESTING ACTIVITIES:
  Purchase of property, equipment and
    leasehold improvements                                                      (832)            (266)

FINANCING ACTIVITIES:
  Proceeds from notes payable to banks                                           376              375
  Principal payments on notes payable to banks                                  (228)            (354)
  Proceeds from long-term debt, including debt to affiliates                     164               11
  Principal payments on long-term debt, including debt to affiliates             (75)             (87)
  Proceeds from issuance of common stock, net of related costs                     -              191
  Proceeds from exercise of stock options                                         22                -
Net cash provided by financing activities                                        259              136

Effect of exchange rate changes on cash                                           (8)              14
NET INCREASE IN CASH AND CASH EQUIVALENTS                                        612              442

Cash and cash equivalents at beginning of period                               1,033              344

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $1,645             $786


CASH PAID DURING THE PERIOD FOR:
  Interest                                                                    $  106             $165
  Income taxes                                                                   162               71

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Effective August 1995, the Company issued 87,339 shares of Convertible Preferred Stock in exchange for long-term debt to affiliates.

See accompanying notes.


ALPNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1996

1. BASIS OF PRESENTATION

  ALPNET, Inc. and its subsidiaries (the "Company") form a worldwide network dedicated to providing specialized language services for businesses engaged in international trade. The Company has combined computer translation technology with experienced human translators and other language and technical professionals in its worldwide network to provide a full spectrum of services to fulfill the language needs of customers in international business.

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

  Certain amounts for the nine-month period ended September 30, 1995 have been reclassified to conform to the 1996 presentation.

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

FOREIGN OPERATIONS

The Company serves its customers from 33 wholly-owned offices in 15 countries. The operations of the Company are predominantly located outside the U.S. Accordingly, the Company is subject to the effects of foreign currency exchange rate fluctuations among U.S. dollars, Canadian dollars, British pounds sterling, German marks and other European and Asian currencies. For all of the Company's foreign subsidiaries, the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at period-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the period. The resultant cumulative foreign currency adjustments to the assets and liabilities are recorded as a separate component of shareholders' equity. For the first nine months of 1996, the foreign currency equity adjustment was negative $150,000 compared to a positive adjustment of $300,000 for the first nine months of 1995. When the U.S. dollar strengthens against foreign currencies, the shareholders' equity adjustment for the Company normally is negative since the net assets denominated in foreign currencies are translated into fewer U.S. dollars. This is what has occurred in 1996, whereas in 1995, the major foreign currencies affecting the Company strengthened as compared to the U.S. dollar. As of September 30, 1996, the cumulative net effect to the Company of the equity adjustment from movements in foreign currency exchange rates was a reduction of $1.6 million in shareholders' equity. A significant portion of the cumulative foreign currency adjustment relates to changes in the recorded amount of goodwill.

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

RESULTS OF OPERATIONS

The following paragraphs discuss results of operations for the three- and nine-month periods ended September 30, 1996 as compared with the three- and nine-month periods ended September 30, 1995, including the significant effects of fluctuating foreign currency exchange rates.

The Company reported net income of $22,000 for the three months ended September 30, 1996 compared to net income of $348,000 for the three months ended September 30, 1995. If foreign currency exchange rates for 1996 had remained unchanged from 1995, the Company would have reported net income of $25,000 instead of $22,000 and therefore currency exchange rate fluctuations had an immaterial effect on net income in the third quarter of 1996.

The Company reported net income of $714,000 for the nine months ended September 30, 1996 compared to $368,000 for the nine months ended September 30, 1995. If foreign currency exchange rates for 1996 had remained unchanged from 1995, the Company would have reported net income of $770,000 instead of $714,000.

Sales of services were $7.5 million for the three months ended September 30, 1996 compared to $7.4 million for the three months ended September 30, 1995. The $100,000 increase in reported sales for 1996 consisted of an increase in sales volume of approximately $300,000 and an approximate $200,000 decrease due to currency exchange rate variances.

Sales of services were $23.1 million for the nine months ended September 30, 1996 compared to $19.8 million for the nine months ended September 30, 1995. The $3.3 million increase in reported sales from 1995 to 1996 consisted of an increase in sales volume of $3.9 million and a decrease of $600,000 due to currency exchange rate variances. The increases in sales volume in 1996 over 1995 are due to increases in sales in nearly all markets in which the Company has a presence, but most particularly in the Company's North American, U.K. and Singapore offices. Contributions from new offices, particularly in the Netherlands and in Japan also boosted sales in 1996 over 1995.

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

The Company competes on the basis of quality, service and geographical proximity to clients and potential clients, and has opened several new offices in recent years -- including a new office in Tokyo in 1996 -- in order to increase its market share in what management believes has been and will continue to be a growth industry. The intense price competition which the Company encountered throughout 1994 and 1995 continues to limit the prices the Company can charge in the marketplace, and the industry pricing situation appears to have improved only marginally in 1996 compared to 1995.

The following table shows a comparison of sales of services in each of the Company's significant geographic areas for each of the nine month periods ended September 30, 1996 and 1995, along with the effect of foreign currency exchange rate fluctuations on sales between periods. Intercompany sales are normally billed on a margin-sharing basis. All intercompany sales are eliminated in determining the totals.

Thousands of dollars
                                                         Increase (Decrease) in
                             Nine Months                Sales of Services due to     Total
                         Ended September 30              Sales        Currency     Increase
                          1996         1995             Volume      Fluctuations  (Decrease)
United States          $ 3,455      $ 1,911             $1,544          $   -       $1,544

Canada                   3,248        2,815                420             13          433

Europe                  18,891       16,129              3,469           (707)       2,762

Asia                     2,582        1,801                786             (5)         781

Eliminations            (5,118)      (2,905)            (2,278)            65       (2,213)

Total Sales            $23,058      $19,751             $3,941          $(634)      $3,307


As shown in the above table, every major geographical region reported increased sales in 1996 over 1995.

In the U.S., sales can fluctuate widely from period to period due to industry conditions which are often less predictable and stable than those found in many of the Company's foreign markets. Such conditions are characterized by the relative inexperience of many U.S. companies in translation and localization of language, as it relates to international business, and clients which may not be sophisticated in the nuances of marketing to foreign countries and the importance of related language issues. These factors, along with the unpredictable timing and the nonrecurring nature of many large translation projects for U.S. companies, contribute to a deficiency of customers who reorder on a regular basis. In addition, the entrance into the U.S. market of European competitors trying to expand their revenues, has had a tendency to depress the profitability of work performed by the Company for U.S. clients. Despite these factors, U.S. sales increased significantly from 1995 to 1996, due largely to a rise in the number and size of projects for existing and new clients, especially software localization services for companies in the computer hardware, software development and training industries. Much of this increase is due to aggressive sales and marketing efforts initiated late in 1995 and which have continued throughout 1996.

The increase in sales in Canada was due primarily to ongoing aggressive marketing and sales efforts, the procurement of new large long-term contracts and increased international trading. These increases in sales have occurred despite continuing economic and political challenges in Canada, which are still present and which could eventually depress sales if the economy and the strength of the Canadian dollar decline or if the political situation deteriorates in the future.

In 1996, sales in Europe of $18.9 million represented approximately 67% of the Company's total worldwide sales and grew by $2.8 million over 1995 sales levels, or by 17% year over year. Sales increased in every European country in which the Company has offices, except for Germany which experienced a 1% decline from the prior year, primarily because of lower first quarter 1996 results than in the first quarter of 1995. Most of the increase in Europe was a result of growth in the U.K. (24% growth rate, which would have been 28% absent the negative effect of foreign currency exchange rate variances). Together, the U.K. and Germany accounted for over 84% of Europe's total sales in 1996 and 88% in 1995.

The high rate of growth in sales in the U.K. is due to several factors, including significantly increased orders from the Company's largest client; a healthy local economy; the Company's growing reputation for providing quality service; expansion of sales efforts in all offices, including the smaller regional offices in the central and northern areas of Great Britain; an experienced and dedicated management and production team which has been in place for several years; the growing revenues of the London sales office which was opened in early 1995; and the expansion of the Glasgow office in late 1995 when the Company acquired a local translation company to supplement the sales of the existing office in that city. Over the long-term, management expects sales in the U.K. to continue to grow, but at a smaller growth rate. The actual rate of growth will depend on many factors which are subject to constant change. In particular, sales in this country are greatly dependent upon the number and size of orders from large clients.

In Germany, the overall economy grew at a mild pace during most of 1995, but slowed considerably late in 1995. This slowdown has continued into 1996 as evidenced by the unemployment rate which has increased to post WWII highs as many companies and industries have reduced employment. The first quarter of 1996 was particularly poor in terms of economic strength. Due to the effects of the overall economic slowdown, the Company's sales in Germany decreased from 1995 to 1996. As noted earlier, the decrease was 1%, but if the negative effect of foreign currency exchange rate variances were eliminated, a growth in sales of 5% would have been reported. The uncertain economic conditions in Germany will undoubtedly have some effect on the Company's ability to grow sales in this market in the foreseeable future.

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

Sales in Asia of $2.6 million in 1996 grew by 43% over 1995 levels, with all of this increase due to actual volume increases. The Company expanded its Asian presence in 1995 by adding an office in The People's Republic of China. Since its opening, the China office has functioned only as a production facility for sales made in other offices of the Company, but China is expected to begin to sell to local companies in 1997 and contribute to the growth of sales in Asia in coming years. While Hong Kong's sales decreased substantially as an indirect result of the uncertainty over the impending political changes in 1997, sales in 1996 in Singapore and Korea increased significantly over 1995 levels.

The Company opened an office in Tokyo in early 1996 which has served primarily as a production facility for sales made elsewhere in the Company, and has therefore helped other offices sell to new and existing clients which have needs for Japanese language services. Management expects this office to begin selling to Japanese clients in 1997, which is expected to help accelerate sales growth in Asia in 1997. Management also expects the increased demand for Asian language services to continue as many Asian countries are experiencing very high economic growth rates and the interest in Asia from the business communities in the U.S., Europe and elsewhere remains high.

The Company's business can be impacted dramatically by changes in the strength of the economies of the countries in which it has a presence and results of operations are highly influenced by general economic trends. Moreover, sales -- and profitability -- are increasingly affected by the number and size of larger and more complicated projects and management expects quarterly results to fluctuate somewhat more widely in the future than in the past, because of the increasing number of such projects. While quarterly results will fluctuate, management believes the Company s ability to capture increasing sales in an expanding market will result in overall long-term growth.

Cost  of services  sold as  a  percentage of  sales of  services has  fluctuated primarily as a result of competition in the marketplace and the volume and nature of direct production costs of project sales in each year, especially large projects covering several accounting periods. While some relief from severe price competition has been observed recently, management expects competitive pricing pressures to continue in the foreseeable future. Based on current trends, pricing pressures are not expected to intensify significantly beyond current levels. The Company is continuing its efforts to contain costs to offset the effects of these pricing pressures. These efforts include more effective utilization of the Company's proprietary software on medium- to smaller-sized projects to improve the productivity of translators.

Selling, general and administrative expenses increased 18% for the first nine months of 1996 over the first nine months of 1995, primarily as a result of high expenses in the second quarter of this year. The increase was due to several factors, including the overall growth of existing offices and the opening of new offices, including Tokyo which incurred a very high level of start-up costs related to the high cost of doing business in Japan and the large size of this new office; increased marketing and sales efforts in all of the Company's markets, including the hiring of a new corporate vice president of sales and marketing in late 1995 and the publishing of a significant volume of new sales and marketing materials; certain costs related to reorganizing some of the Company's underperforming offices; and to a lesser extent, the effect of increased corporate overhead costs related to the Company's growth.

For the quarter ended September 30, 1996, selling, general and administrative expenses decreased marginally from the same quarter in 1995, due in part to the favorable resolution of certain matters involving primarily employee-related costs and rents (totalling approximately $100,000). Management expects selling, general and administrative expenses to resume an upward trend in the final quarter of 1996 as compared to the third quarter of 1996 and the fourth quarter of 1995, due to the overall growth of the Company.

Development costs were $60,000 for the three months ended September 30, 1996 compared to $49,000 for the three months ended September 30, 1995. For the first nine months of 1996, development costs were $142,000, compared to $131,000 for the same period in 1995. Development costs are related to the upgrading and expansion of the Company's proprietary language translation software developed in the early years of the Company's existence, as well as efforts related to the development and expansion of the Company's online language service product offering. The Company expects future development costs to increase somewhat (as compared to both 1995 and 1996 levels), most notably because of the requirements related to online services, including the Internet.

Fluctuations in the amount of goodwill amortization resulted from foreign currency exchange rate fluctuations from year to year.

Net interest expense for the first nine months of 1996 was $101,000, which was $59,000 less than for the same period in 1995, and there was a similar reduction of interest expense for the third quarter of 1996 as compared to the third quarter of 1995 ($40,000 compared to $55,000). The decreases were due to reductions in the Company's overall debt levels, most notably the conversion of $243,000 of debt to an affiliate to convertible Preferred Stock in August 1995. While interest expense in future periods is expected to increase marginally over recent levels as the Company has increased its long-term debt to finance certain equipment purchases, such increases are not expected to be significant.

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

After consideration of the effect of the utilization of net operating loss carryforwards, income tax expense was $178,000 for the first nine months of 1996 ($30,000 for the third quarter), compared to $130,000 for the first nine months of 1995 ($70,000 for the third quarter). Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization of net operating loss carryforwards in many of these jurisdictions.

LIQUIDITY AND SOURCES OF CAPITAL

For the first nine months of 1996, the Company had a net positive cash flow from operations of approximately $1,190,000 compared with a positive cash flow from operations in the first nine months of 1995 of $560,000. In 1996 and 1995, the Company's investing activities consisted primarily of the acquisition of equipment needed to maintain or upgrade production capability. Financing activities for both periods consisted primarily of fluctuations in the amounts utilized under bank lines of credit used to finance the Company's working capital needs, and in 1996, increases in long-term debt to finance the acquisition of equipment needed for new and expanding offices.

As of September 30, 1996, the Company's cash and cash equivalents were approximately $1,645,000 representing an increase of approximately $600,000 during the first nine months of 1996. At September 30, 1996, the Company had working capital of approximately $2.8 million, compared to working capital of approximately $2.2 million at December 31, 1995.

The Company's primary working capital requirements relate to the funding of accounts receivable. The Company funds some of its working capital needs with various lines of credit with banks in Canada, the U.K., Germany and Spain. Most of the lines of credit are secured by accounts receivable and other assets of the respective subsidiaries. As of September 30, 1996, the Company had unused amounts under these lines of credit of approximately $800,000. The Company believes that the available amounts under these lines of credit, along with current working capital, are sufficient to fund the Company's operations at current levels as well as enable the Company to grow at a modest level without seeking significant new sources of capital. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as those which currently exist. Some of the banks which have loaned funds to the Company's subsidiaries under the credit facilities noted above, have placed certain limits on the flow of cash outside the respective countries. Such limitations have not been an undue burden to the Company in the past, nor are they expected to be unduly burdensome in the foreseeable future.

The Company has no present significant commitments for capital expenditures, which generally consist of computer equipment and related peripheral hardware and software. A lesser but increased portion of expenditures in 1996 was for office furniture to equip new and growing offices. Likewise, the level of capital additions in 1996 increased significantly from 1995 due to expansion of existing offices and new offices opened in late 1995 and in 1996. Capital expenditures in future periods are expected to vary according to the overall growth of the Company. The Company plans to acquire and place additional translation services workstations in its offices in connection with future orders from customers, as such orders are received. The Company expects to continue to finance a certain portion of future equipment costs through various bank and leasing sources.

While there are no material current commitments, the Company may open additional offices in strategic locations worldwide, as customer demands dictate and opportunities arise. The costs to open most offices in recent years have generally not been substantial and have been primarily related to the procurement of computers and other translation-related equipment and, in certain instances, for office premises. The Tokyo office was an exception to this general situation, due both to the larger size of this office and the high cost of doing business in Japan. The costs of any additional offices to be opened in the future can also be expected to vary based on size and location and could require certain amounts of cash beyond what can be generated through operations, depending on profitability.

The Company believes it has the ability to issue additional equity securities if necessary, but does not currently have any firm plans to do so. In past years, the Company has relied on major shareholders of the Company to fund certain obligations, but the Company does not anticipate using this source of capital in the foreseeable future.

Management believes that current working capital and available lines of credit, together with management s expectations of increased revenues and ongoing plans to control expenses, will enable the Company to meet its financial obligations during 1996 and into 1997. It is more difficult to assess cash flows throughout 1997 and beyond and the ability of the Company to meet its commitments without additional sources of capital is directly related to the Company's operations providing a positive cash flow. Should the Company's operations fail to provide adequate funds to enable it to meet its future financial obligations, management has the option, because of the Company's organizational structure, to cut costs by selectively eliminating operations which are not contributing to the Company financially.

Inflation has not been a significant factor in the Company s operations; competition, however, has been and is expected to remain a major factor. To the extent permitted by competition and general economic and market conditions, the Company will pass on increased costs from inflation and operations to customers by increasing prices.

Due to prior years' operating losses, the Company and many of its subsidiaries have net operating loss carryforwards available to offset future taxable income in the various countries in which the Company operates. As a result, the Company historically has not had significant income tax liabilities requiring the expenditure of cash. Due to currently available net operating loss carryforwards, the Company expects this general trend to continue through the balance of 1996 and for several years into the future. Substantially all of the Company's deferred tax assets at September 30, 1996 were comprised of net operating loss carryforwards for which the Company has provided allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards exist and the specific rules and regulations governing the utilization of such losses, including the dates by which the losses must be used.

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


PART II:  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are included herein:

        11  Statement Re: Computation of Per Share Earnings
        21  List of All Subsidiaries of the Company
        27  Financial Data Schedule

(b) The Company has filed the following reports on Form 8-K during the three months ended September 30, 1996.

Date of
Report     Item Reported

07/30/96   ALPNET Announces Record Second Quarter 1996 Results


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALPNET, INC.
                                   Registrant

Date:  November 11, 1996           \s\  Thomas F. Seal
                                   Thomas F. Seal
                                   President and Chief Executive Officer

Date:  November 11, 1996           \s\  D. Kerry Stubbs
                                   D. Kerry Stubbs
                                   Chief Financial Officer