Form 10-K405
period 1996-12-31
ALPNET INC
filed 1997-03-28
CIK 712425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996.

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from         to        .

                          Commission File Number 0-15512

                                  ALPNET, INC.
             (Exact name of registrant as specified in its charter)

                       UTAH                            87-0356708
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           Identification No.)

   4460 SOUTH HIGHLAND DRIVE, SUITE #100, SALT LAKE CITY, UTAH    84124-3543
             (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (801) 273-6600

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

The aggregate market value (based on the average closing bid and ask prices of the Common Stock as reported by the Nasdaq Stock Market on March 14,
1997) of the voting stock held by non-affiliates of the registrant as of March 14, 1997, was $18,400,679.

The number of shares outstanding of the registrant's Common Stock as of March 14, 1997, was 18,536,196.

                     DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents from which information is incorporated by reference herein, and the Parts of this Form 10-K into which such incorporation by reference is made:

Definitive Proxy Statement dated March 31, 1997 - Part III of this Form 10-K.

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

PART IV

     Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K

SIGNATURES

                                     PART I

ITEM 1.   BUSINESS

(A)    GENERAL DEVELOPMENT OF BUSINESS

ALPNET, Inc. is a United States publicly-owned multinational corporation which was incorporated in the state of Utah in 1980. The Company provides language translation, product localization, and multilingual publishing services to businesses engaged in international trade.

The Company has several foreign subsidiaries, all of which are wholly-owned. Most of the foreign subsidiaries were acquired in 1987 and 1988, although in 1994, the Company began to expand its presence in foreign markets through the formation of additional foreign subsidiaries and branches of ALPNET, Inc. As of December 31, 1996, the Company has foreign subsidiaries or branches in the following countries: Canada, United Kingdom, Ireland, Germany, France, Spain, the Netherlands, Belgium, Hong Kong, Singapore, Korea, China and Japan. The Korean branch of ALPNET, Inc. was formed in 1994. ALPNET Ireland and ALPNET China were formed in 1995 and ALPNET Netherlands and the Japan branch of ALPNET, Inc. were formed in 1996. The Company's Switzerland office was closed effective December 31, 1996.

The Company believes that it is the largest publicly-owned dedicated supplier of worldwide translation and product localization services in the world. The Company provides its clients with language translation, product localization, language interpreting, language training, and multilingual desktop publishing and printing services. The Company combines advanced technology and the essential expertise of the professional translator to provide a full spectrum of services to fulfill the multilingual publishing needs of clients in international business.

(B)    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT

The Company operates in one business segment: language translation and related services.

(C)    NARRATIVE DESCRIPTION OF BUSINESS

       GENERAL

The Company provides a full range of language services specifically tailored to clients engaged in international business. ALPNET translates printed and electronic product information, brochures, operating manuals, schematics, maintenance manuals, training materials and a host of other materials for businesses engaged in selling products and services into markets where multiple languages are required. The Company also has specialized capabilities to help its customers localize the products they sell in foreign markets. This may be as complex as the localization of software products, or as simple as the translation of packaging and labels.

The Company distinguishes the services it provides into three main product lines: localization, documentation and translation. Localization is the most extensive range of services offered to clients and is primarily offered to clients in the information technology (IT) market. It is a turnkey service and it encompasses a complete linguistic, technical and cultural adaptation of products for foreign language markets. Services included under localization are translation, glossary development, desktop publishing, printing, graphics, web publishing, multimedia, creative tasks, authoring, and a complete range of engineering and software testing activities. Localization requires a high level of both technical and linguistic skills. ALPNET concentrates the specialized resources needed for these activities in three "hubs" located in Salt Lake City, Singapore and Amsterdam. The three hubs act as the project management and technical management offices for large multilingual projects while the in-country offices perform most of the linguistic tasks.

Documentation services are offered to a wide range of industrial clients in automotive, consumer electronics, telecom, financial services, manufacturing and other industries. It is a complete service for companies that produce product-supporting printed and electronic documentation and training materials. Documentation services include translation, glossary development, desktop/electronic publishing, printing, graphics and web publishing. Documentation requires linguistic- and graphics-oriented professionals. ALPNET concentrates the specialized resources and equipment in many of its larger in-country offices (Montreal, Croydon, Stuttgart), while the linguistic tasks are performed in-country.

Translation services are offered to diverse clients from all industries. It is a traditional service for business clients that need the translated text of a brochure, memorandum, sales presentation, letter, magazine or any other text. Translation is a stand-alone service rarely involving more than translation. ALPNET performs translation services through its entire network in 14 countries. Translations are in most cases outsourced to independently contracted translators.

In some locations, ALPNET also provides interpretation services for business meetings and conferences. This service, however, does not represent a significant share of the Company's business.

While the exact totals are difficult to obtain due to some clients providing jobs in more than one product line, coupled with the difficulty in classifying jobs that contain elements of multiple product lines, management estimates the distribution of sales of the Company in 1996 over the three product lines as follows: localization - 35%, documentation - 45%, and translation (including interpretation services) - 20%.

       TRANSLATION MARKET

Recent political and economic changes have created and expanded opportunities for significant increases in international trade. As companies increase their operations on a global basis, they require marketing, sales and technical information in a wide variety of languages. Traditionally, translation services have been supplied by in-house departments, governmental units, commercial translation agencies and individual freelance translators. While there are thousands of individual free-lance translators and many commercial agencies, it appears that all but a handful of operations are too small to effectively deal with the increasingly complex translation and multilingual publishing requirements of large corporate businesses.

The Company is well positioned to serve such businesses. Multinational companies are looking for a new type of service provider to replace the "cottage labor" that has historically dominated the translation services industry. The Company has combined its proprietary computer translation technology with the expertise of traditional professional translators to enable it to obtain a growing market share in this expanding industry. The Company believes that the available market is much larger than the combined revenue of the current major providers and that no one provider accounts for a significant portion of the commercial translation market.

       MARKETING

Coverage in the business press leads to the conclusion that international business is undergoing fundamental changes, and generally, these fundamental changes seem to be very favorable for the translation industry. Some of the main themes in these market changes can be described as follows.

TELECOMMERCE. The information technology industry leads the way to new distribution channels for intellectual property. Users can download software and information from the Internet. Catalog companies have followed by offering their products online via multimedia web sites. Service companies have started to offer their services online. Electronic banking, teletraining, helpdesk and even teletranslation services will be generally accepted services within only a few years. Secure Internet payment procedures and e-cash will complete the transactions. Telecommerce will take the "middleman" out of the loop and bring products straight from the publisher or manufacturer to the end-user. This shift in the distribution model will affect many different industries and should lead to an increase in the need for documentation and product support.

CROSS BORDER SELLING. There was a time when "multinationals" were viewed as a group of huge Fortune 500 companies. Today, many medium- and small-sized companies successfully sell their products in international markets. The U.S.- based IT companies have seen their international markets grow significantly over the last ten years and today many of them generate close to 50% of their revenues from non-U.S. markets. Other industries are also following this trend. New distribution methods and outsourcing allow small- and medium-sized companies to reach non-U.S. markets without heavy up-front investments. Today, the prevailing strategy is to look to non-U.S. markets as separate and additional sources of revenue, which requires the sequential phase of product localization in the production and distribution process. The tendency towards similar releases ("simship") of products for home and foreign markets will lead to a conclusion that the world is one market. The ultimate requirement the translation industry is facing is to supply a turnkey multilingual publishing solution to businesses who compete in this one worldwide market.

GROWTH IN TRANSLATION MARKET. As a result of the rapid internationalization of business, coupled with the emergence of telecommerce, the translation market is expected to grow significantly. OVUM, Inc., a market research company, forecasts a growth of 30% per year over the next five years in the demand for translation and localization in the IT related market. OVUM projected that ten percent of the projected market volume of $6 billion in this market in the year 2000 will be shared among only a few of the largest service providers.

CHANGING BUSINESS MODELS. The Internet and the emergence of telecommerce leads to entirely new business models. Publishers provide low-end features or information, via the Internet and free of charge, in order to raise market exposure and to stimulate demand for high-end features or more important information. The adoption of this model by Netscape caused a revolution in the software market. Another example of changing business models is the way people pay for products. The widespread availability of software and information on the Internet may soon lead to billing on a per usage time basis rather than on a per product or license basis. Looking ahead, ALPNET may see a shift of its business model towards a consumer business, where the actual user of products will pay for product information in the local language, rather than the publisher.

CO-MAKERSHIP. No one single company can manage the technological innovations of its products and services, the access to global markets and at the same time keep up with the speed of today's business developments without partnerships and alliances. "Coopetition" is a newly invented term which refers to the formation of cooperative bonds between competitors. "Virtual companies" is a more recent term that refers to partnerships and alliances created to serve customers or certain market segments faster and more effectively. "Co-makership" is the term applied in the service industry to refer to a very close partnership between manufacturers /publishers and a service provider, or complete outsourcing to a service provider. The partners or allies combine their core competencies to produce a better product for one market.

In each of the three product lines of the Company, favorable developments can be seen as a possible result of fundamental market changes.

IN LOCALIZATION SERVICES, there is a trend towards co-makership. Software publishers and hardware manufacturers are looking for suitable partners for a global turnkey solution for their multilingual publishing needs. It has been estimated that the software industry alone spends at least 1% of its total revenues of $200 billion on localization outsourcing. On the supply side, there are only a few localization vendors that can meet the requirements of global coverage and vertically integrated services. The specialized localization industry shows accelerated growth, consolidation of demand and supply, and rising entry barriers. Capability is the number one buying criteria. Capacity and quality are conditional and price competition is not intense in this specialized market. There are additional growth opportunities in new value added services, such as local content generation, multimedia and software testing, and engineering work. The Company has been expanding its capabilities in this area very quickly. ALPNET provides a turnkey localization service including software translation, testing, engineering, creative work and full international project management. Localization is currently the fastest growing product line for the Company, and is expected to remain so for the next few years. ALPNET is considered to be one of the major suppliers in this industry. Existing clients are maintained and developed through a very intensive and closely-monitored client service. New clients are found through direct contact from professional sales staff of the Company, or via industry meetings and seminars. ALPNET is a founding member of the Localization Industry Standards Association, and currently serves on its Executive Management Committee.

DOCUMENTATION SERVICES also shows accelerated growth. However, barriers to entry are not as high as in localization services, and there is more competition. Documentation services is currently showing a trend towards electronic or web publishing and software localization. This increasing complexity of the publishing process will eventually raise the entry barrier. Products from various industries like the automotive, telecommunications, home electronics and medical industries are becoming more software driven and the publishing process requires more technical skills. Another visible trend is the change in the publishing cycle from single release/many copies (traditional print) to many releases/single copy (web publishing). The increased frequency of product releases leads to an increased volume of translation work. The rapidly evolving changes in product documentation also call for the use of tools that keep track of changes. The Company's binding factor in the provision of documentation services is the use of its proprietary Translation Support System ("TSS"), which holds repetitive parts of text and their translations in a database and allows the translators to focus on those parts of text that are new. The Company currently works for most of the large automotive companies and many telecommunications equipment and consumer electronics manufacturers. New clients are found through teleprospecting and mailings, followed up by direct contact with potential clients. Existing clients are maintained through personalized client service. ALPNET is a member of the Automotive Industry Action Group (AIAG).

TRANSLATION SERVICES are also growing, but this sector is fragmented, with many small local and regional entities competing with ALPNET s services. The entry barriers are very low. As a result, price is very often an important buying criteria, often the most important. The Company offers its translation services through Yellow Pages in the main cities of important markets like England, Germany and France. ALPNET believes that in the future, translation services will be more easily accessed through an online connection. For this reason, the Company is planning to develop its Language Button and Translation Highway services. The Language Button is an icon that can be integrated in the user interface of any software application. Clicking on this icon, the user will get access to a language services menu including the worldwide translation resources of ALPNET. The Translation Highway is the Company's Intranet solution. It will connect all resources and offices of the Company in a network with standardized tools for project management and document handling. These innovative solutions will help the Company to maintain and grow its business in this product line that is subject to more competition. ALPNET has built up experience in integrating its Language Button in conjunction with online services of third parties. Based on this experience, the Company believes it can gradually build up a new and large client base for translation services.

In marketing the services of all three product lines, the Company believes it has some very strong selling propositions:

   GLOBAL COVERAGE. The Company provides a complete range of the most commonly needed languages through its network of offices in fourteen different countries in North America, Europe and Asia.

   PROPRIETARY TRANSLATION TECHNOLOGY. The use of TSS by professional translators ensures better quality and higher productivity. The system keeps track of terminology and parts of text and allows the translator to translate repetitive information only once, thus ensuring consistent use of terms and standard phrases. Formatting codes are preserved for later use in the desktop publishing phase. TSS is being used by translators throughout the Company's network. TSS helps to improve margins and turnaround time of projects.

   BROAD CAPABILITY. ALPNET provides a broad range of services helping companies to bring their products to foreign markets and to publish information internationally.

   PROFESSIONAL CLIENT SERVICE. The Company has professional client service staff employed in multiple locations of its network guaranteeing its clients professional management of their localization projects and publishing activities. A client can choose to work through a single point of contact in the network to manage all its foreign language publishing requirements.

   INNOVATIVE STRENGTH. The Company takes a leading role in innovating the industry and setting trends for new distribution and production methods.

   MAJOR CLIENT

Sales to a single client in the computer industry (Compaq Computer Corporation) accounted for 16%, 17% and 14% of total revenues in 1996, 1995 and 1994, respectively. Relations with this client are satisfactory and management believes a significant portion of 1997 revenues will also be attributable to this client. No other client accounted for more than 10% of revenues in any year.

   MANPOWER

The Company requires both sales and project management personnel in order to obtain and manage major translation projects. In all geographic locations, sales is one of the primary responsibilities of the country manager and the local direct sales personnel. The Company also has project managers dedicated to specific clients. Project managers are introduced to potential clients as a part of the sales plan and are vital for obtaining and retaining major contracts, where the ability to demonstrate the Company's management strengths can be as important as the quality of translation itself.

   BACKLOG

As of December 31, 1996, the Company had a backlog of approximately $2,700,000 of translation and localization services orders compared with a backlog of approximately $2,100,000 as of December 31, 1995. The increase in backlog in 1996 is primarily the result of an increase in localization projects in the U.S.

   COMPETITION

The Company believes competition in the translation market is characterized by widely differing elements, which reflect the widely differing needs of clients. At one end of the spectrum, there are small single-site agencies with a generalist approach that offer services generally limited to translation. At the other end of the spectrum, there are a few large, multisite companies that offer turnkey services (more than translation only) and that focus often on providing "solutions" for specific industries. Between these extremes, there are all kinds of mixed forms. In comparing ALPNET with the competition, the Company scores well in a number of key criteria.

SIZE is important in a market that has traditionally been fragmented and that is still being referred at as a "cottage industry." Translation contracts are becoming larger, especially where turnkey projects are concerned. Corporate users want to deal with large capacity service providers. ALPNET believes, based on available information, it is second in size, in terms of translation-related revenues, in the rapidly growing global translation market.

SINGLE VS. MULTI-SITE. This is not only a strategic choice, but also an economic choice. Some companies in the industry seem to have chosen to remain single-site operations. Others have made failed attempts to set up foreign offices. Only a few companies have, after two or three years of successes and failures, built up an international network that seems to work with relative success. ALPNET has built up its network through a series of acquisitions, new office expansions and other alliances, and has invested a number of years in making it work. It is fair to say that developing and maintaining a good working network of offices is the greatest challenge that translation service providers face. Single-site multilingual vendors will have more and more difficulty recruiting sufficient capacity at economic prices. Multi-site operators are facing the problem of continuously expanding their network through acquisitions, start-ups or alliances. The cultural challenges of managing people in relatively small (but heavy people driven) multinational companies cannot be underestimated either. ALPNET clearly has a head start when it comes to managing client projects through an international network.

SOLUTION VS. TRANSLATION ONLY. The majority of large translation service providers were formed when new emerging industries developed an urgent demand for a complete translation solution to which traditional suppliers could not respond. The "old" translation agencies still exist, but they do not seem to grow beyond a certain size. The large suppliers offer solutions to their clients and list services such as consulting, testing and engineering, printing, publishing, fulfilment, etc. ALPNET believes an increasingly large part of its business is moving to a solution-based model. Many projects are however of a traditional nature, where clients turn to ALPNET because of a mix of capacity, price and quality. The balanced spread over three product lines (localization, documentation and translation) makes the Company less vulnerable to the fluctuations in work volumes that are so typical for the information technology sector.

OWNERSHIP. A significant number of the large translation companies are closely-held (with or without participation of a venture capital company) or are subsidiaries of larger multinational companies. It is typical in the translation market for the entrepreneur/owner to function as the central management that controls all aspects of the business, even when the companies grow much larger and become international in scope. This ownership structure can be a potential barrier for growth. The entrepreneur/owner experiences increasing problems in keeping up with ongoing investment requirements, and also often finds it difficult to adapt to new management models and replicate what was built up in the "home market." It is to be expected that translation entrepreneurs will be looking for ways to join forces, buy or sell other translation companies, or integrate into larger businesses. ALPNET is the only publicly-owned company in this industry with a worldwide professional management structure that is not part of a larger corporate structure, thereby giving it the ability to focus specifically on operations and growth opportunities in the translation and localization industry.

   DEVELOPMENT AND CLIENT SUPPORT

During 1996, 1995 and 1994, the Company spent approximately $226,000, $170,000 and $124,000, respectively, on technology development and support activities. These reflect the amounts spent on the further development and support of technology for use within the Company. Management expects an increase in the level of development-related expenses in 1997 as it expands the services available to its clients, including on-line capabilities.

   EMPLOYEES

As of December 31, 1996, the Company employed 376 persons. Due to the nature of its business, the Company also retains, on an as-needed basis, a large number of translators and other service professionals who are independent contractors.

(D)    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
       SALES

Financial information concerning the Company's foreign and domestic operations is presented in note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K and is incorporated herein by reference.

ITEM 2:    PROPERTIES

ALPNET's corporate headquarters are located in Salt Lake City, Utah. Sales and production facilities used by the Company as of December 31, 1996, are listed below. All facilities are leased, except for the Company's office in Barcelona, Spain which is owned and subject to a mortgage which will be paid off in May 1997.

         Location                                                            Square Feet
         United States
            Salt Lake City, Utah                                               12,700
            Other locations                                                     1,300
         Canada                                                                14,300
         United Kingdom
            Croydon (1)                                                        12,400
            Other locations                                                     8,000
         Germany
            Stuttgart                                                           9,900
            Other locations                                                     6,000
         Ireland, France, Spain, Netherlands, Belgium                          10,700
         Hong Kong, Singapore, Korea, China, Japan                             14,300

(1)  Approximately 3,000 square feet of the Croydon facilities are subleased pursuant to a contract expiring in 1998.

ITEM 3:    LEGAL PROCEEDINGS

None.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                     PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

ALPNET's Common Stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "AILP." The following table shows the range of high and low trading prices as reported by The Nasdaq Stock Market for the years 1995 and 1996.

            1995                                                   HIGH              LOW
            Quarter ended March 31, 1995                          $ .38             $.19
            Quarter ended June 30, 1995                             .44              .19
            Quarter ended September 30, 1995                       1.47              .28
            Quarter ended December 31, 1995                        2.22              .84

            1996                                                   HIGH              LOW

            Quarter ended March 31, 1996                          $1.81            $1.06
            Quarter ended June 30, 1996                            3.06             1.31
            Quarter ended September 30, 1996                       3.22             1.87
            Quarter ended December 31, 1996                        2.75             1.44

As of March 14, 1997, there were 458 shareholders of record; however, the Company estimates the actual number of beneficial owners approximates 4,000. No dividends have been declared on the Company's Common Stock. The Company is currently prohibited from paying dividends under Utah corporate law.

ITEM 6:    SELECTED FINANCIAL DATA

The following selected financial data are derived from the Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

OPERATING SUMMARY
Thousands of dollars, except per-share data

YEAR ENDED DECEMBER 31                1996           1995            1994             1993           1992
Sales of services                  $32,338        $26,919         $20,473          $19,459        $19,747
Net income (loss)                      596            621            (741)             458           (613)
Net income (loss) per share            .03            .03            (.04)             .03           (.05)
Cash provided by (used in)
   operations                          537          1,233            (606)             371           (130)

FINANCIAL SUMMARY
Thousands of dollars and shares

AS OF DECEMBER 31                     1996           1995            1994             1993           1992
Working capital (working
   capital deficiency)             $ 2,349        $ 2,200         $ 1,187          $   125        $  (633)
Total assets                        17,267         14,449          13,223           12,743         12,233
Long-term debt, less current portion   262            220             533            1,314          2,156
Shareholders' equity                10,355          9,331           7,177            6,089          5,146
Shares of Common
   Stock outstanding                17,883         16,199          15,562           15,562         12,562
Common Equivalent Shares of
   Convertible Preferred Stock
   outstanding                       6,187          7,423           6,637            1,378          1,378

A majority of the Company's operations are in foreign countries. Accordingly, the Company is significantly affected by foreign currency exchange rate fluctuations. The following table shows what sales and results of operations would have been for the years presented, had foreign currency exchange rates remained at 1992 levels for all years.

PRO FORMA DATA
Thousands of dollars

YEAR ENDED DECEMBER 31                1996           1995            1994             1993           1992
Pro forma sales of services at
   1992 foreign currency
   exchange rates                  $34,052        $27,814         $22,423          $21,533        $19,747
Pro forma net income (loss) at
   1992 foreign currency
   exchange rates                      701            776            (926)             629           (613)

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto.

FOREIGN OPERATIONS

The Company serves its customers from 34 wholly-owned offices in 14 countries. The operations of the Company are predominantly located outside the U.S. Accordingly, the Company is subject to the effects of foreign currency exchange rate fluctuations. For all of the Company's foreign subsidiaries, the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at weighted-average exchange rates prevailing during the year. The resultant cumulative foreign currency adjustments to the assets and liabilities are recorded as a separate component of shareholders' equity. The 1996 foreign currency equity adjustment was positive $186,000 compared to a positive adjustment of $192,000 in 1995. Generally, when the major foreign currencies affecting the Company strengthen against the U.S. dollar, the shareholders' equity adjustment is positive since the net assets denominated in foreign currencies are translated into more U.S. dollars, and this occurred in both 1996 and 1995. As of December 31, 1996, the cumulative net effect to the Company of the equity adjustment from movements in foreign currency exchange rates was a reduction of $1.2 million in shareholders' equity. A significant portion of the cumulative foreign currency adjustment relates to changes in the recorded amount of goodwill.

In 1996, the Company recorded total net expenses of $121,000 for realized and unrealized losses on foreign exchange transactions. Substantially all of this expense was incurred in the U.K. and a majority of the U.K. expense represented an unrealized loss related to an unusually strong UK pound as of December 31, 1996. Because the Company's U.K. subsidiary had a large amount of US$ denominated receivables outstanding as of December 31, 1996, the Company recorded a significant unrealized loss on these receivables. The strengthening of the US$ against the UK pound in 1997 has meant that a significant portion of the loss was not realized. In 1995 and 1994, exchange adjustments resulting from foreign currency transactions which were included in the determination of net income were not material.

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

RESULTS OF OPERATIONS

The following paragraphs discuss 1996 results as compared with 1995, and 1995 results as compared with 1994, including the significant effects of fluctuating foreign currency exchange rates.

The Company reported net income of $596,000 in 1996 compared to net income of $621,000 in 1995 and a net loss of $741,000 in 1994. If foreign currency exchange rates for 1996 had remained unchanged from 1995, the Company would have recorded net income of $626,000 instead of $596,000 and therefore currency exchange rate fluctuations had a small negative effect on reported 1996 results. In 1995, the Company would have reported net income of $560,000 instead of $621,000 if currency exchange rates for 1995 had remained unchanged from 1994 levels.

Sales of services were $32.3 million for 1996 compared to $26.9 million for 1995 and $20.5 million for 1994. The $5.4 million increase in reported sales for 1996 consisted of an increase in sales volume of $6.0 million and a decrease of $600,000 due to currency exchange rate variances. The $6.4 million increase in reported sales for 1995 consisted of an increase in sales volume of $5.2 million and a $1.2 million increase due to currency exchange rate variances.
The increases in sales volume in both 1996 and 1995 are due to increases in sales in nearly all markets in which the Company has a presence, but most particularly in the Company's North American and U.K. offices. Contributions from new offices, especially in the Netherlands and in Japan, also boosted sales in 1996 over 1995.

The increases in sales volume are a result of generally expanding needs for language related services in an increasingly global marketplace where more and more businesses are entering foreign markets and becoming involved in worldwide trade. An example of this is the software industry which has significant and increasing needs for product localization services such as those provided by the Company. Also having a beneficial effect on sales levels is the Company's increasing emphasis on online services (including the Internet) both as a marketing tool and as a means to communicate with and interact with clients. Management also believes that international trade agreements such as the North American Free Trade Agreement (NAFTA) and the General Agreement on Tariffs and Trade (GATT) have had a positive effect on demand for the language services provided by the Company.

The Company competes on the basis of capability, quality, service and geographical proximity to clients and potential clients, and has opened several new offices and expanded existing offices in recent years in order to increase its market share in what management believes has been and will continue to be a growth industry. The intense price competition which the Company encountered throughout 1994 and 1995 continues to limit the prices the Company can charge in the marketplace. The industry pricing situation appears to have improved only marginally in 1996 compared to 1995.

The following table shows a comparison of sales of services in each of the Company's significant geographic areas for 1996, 1995 and 1994, along with the effect of foreign currency exchange rate fluctuations on sales between years. Intercompany sales are normally billed on a margin-sharing basis. All intercompany sales are eliminated in determining the totals.

Thousands of dollars
                                  Increase (Decrease)                       Increase (Decrease)
                                 in Sales of Services   Total              in Sales of Services     Total
                                        due to        1996/1995                   due to          1995/1994
                                  Sales    Currency    Increase             Sales     Currency     Increase
                   1996     1995  Volume Differences  (Decrease)    1994    Volume  Differences   (Decrease)
United States   $ 5,521  $ 2,463  $3,058     $   0      $3,058   $ 2,360    $  103     $    0       $  103
Canada            4,802    3,860     916        26         942     3,404       461         (5)         456
Europe           25,713   21,864   4,599      (750)      3,849    15,940     4,523      1,401        5,924
Asia              3,788    2,464   1,325        (1)      1,324     1,955       400        109          509
Eliminations     (7,486)  (3,732) (3,851)       97      (3,754)   (3,186)     (310)      (236)        (546)

TOTAL SALES     $32,338  $26,919  $6,047     $(628)     $5,419   $20,473    $5,177     $1,269       $6,446

As shown in the above table, every major geographical region reported increased sales in 1996 and in 1995 over the prior year.

SALES OF SERVICES BY GEOGRAPHIC AREA

U.S. sales grew only 4% in 1995 over 1994, but increased $3.1 million or 124% in 1996 over 1995. In the U.S., sales can fluctuate widely from period to period due to industry conditions which are often less predictable and stable than those found in the Company's foreign markets. Such conditions are characterized by the relative inexperience of many U.S. companies in translation and localization of language, as it relates to international business, and clients which may not be sophisticated in the nuances of marketing to foreign countries and thus unaware of the importance of related language issues. These factors, along with the unpredictable timing and the nonrecurring nature of many large translation projects for U.S. companies, results in an order stream which varies from period to period. In addition, the entrance into the U.S. market of European competitors trying to expand their revenues has had a tendency to depress the profitability of work performed by the Company for U.S. clients.

Despite these factors, U.S. sales increased significantly from 1995 to 1996, due largely to a rise in the number and size of projects for existing and new clients, especially software localization services for companies in the computer hardware, software development and computer-based training industries. Much of this increase is due to aggressive sales and marketing efforts initiated in 1995 and which have continued throughout 1996. Management expectations for the U.S. are for a general continuation of growth in sales, especially to the computer and computer-based training industries, but the predictability and timing of actual orders from clients is uncertain and the high growth rate of 124% achieved in 1996 is unlikely to be repeated in 1997.

Canada's reported sales for 1996 represented an increase over 1995 of 24% and 1995 sales increased 13% over 1994. The increases in sales in Canada for both 1996 and 1995 were due primarily to ongoing aggressive marketing and sales efforts, the procurement of new large long-term contracts and increased international trading. These increases in sales have occurred despite continued economic and political challenges in Canada, which are still present and which could eventually depress sales if the economy and the strength of the Canadian dollar decline or if the political situation deteriorates in the future. Nevertheless, primarily due to several new large multi-year contracts, which were negotiated in 1996, but which didn't begin until 1997, management believes it is likely that 1997 revenues in Canada will exceed 1996 levels.

In 1996, sales in Europe of $25.7 million represented approximately 65% of the Company's consolidated sales and grew by $3.8 million over 1995 sales levels, or by 18% year over year. Sales increased in every European country in which the Company has offices, but most of the increase was the result of a 16% growth rate in the U.K, which is the Company's largest single market, and in the Netherlands, which recorded sales of $1.1 million in 1996 but had no sales in 1995. The U.K. and Germany accounted for 84% of Europe's total sales in 1996.

In 1995, sales in Europe of $21.9 million represented 71% of the Company's consolidated sales and grew by $5.9 million over 1994 sales levels, or by 37% year over year. In 1995, sales also increased in every European country in which the Company had offices, but most of the increase was a result of growth in the U.K. (37% growth rate, of which 33% was actual growth in volume and only 4% was due to the effect of foreign currency exchange rate variances) and in Germany (45% growth rate, of which 29% was actual growth in volume and 16% was due to the effect of foreign currency exchange rate variances). Together, the U.K. and Germany accounted for 89% of Europe's total sales in 1995.

The high rates of growth in sales in the U.K. were due to several factors, including significantly increased orders from the Company's largest client; a healthy local economy; the Company's growing reputation for providing quality service; expansion of sales efforts in all offices, including the smaller regional offices in the central and northern areas of Great Britain; an experienced and dedicated management and production team which has been in place for several years; the growing revenues of the London sales office which was opened in early 1995; and the expansion of the Glasgow office in late 1995 when the Company acquired a local translation company to supplement the sales of the existing office in that city. In January 1997, the Company acquired CompuType, a U.K.-based company (see note 3 to the Consolidated Financial Statements). Partly because of the addition of CompuType, management expects sales in the U.K. to continue to grow, but the actual rate of growth will depend on many factors which are subject to constant change. In particular, sales in this country are greatly dependent upon the number and size of orders from large clients.

In Germany, the economy grew at a mild pace during most of 1995, but slowed considerably late in the year. This slowdown has continued throughout 1996 and into 1997, evidenced by the unemployment rate which has increased to post WWII highs as many companies and industries have reduced employment. Due to the effects of the overall economic slowdown, the Company's sales in Germany increased only 5% in 1996 over 1995, but the rate of increase was 10% for the nine months ended December 31, 1996 compared to the same nine-month period in 1995. The first quarter of 1996 was particularly poor in terms of economic strength. The significant growth in sales in 1995 compared to 1994 was achieved primarily by aggressive marketing and sales efforts; a stronger and more experienced management and production team, especially in the small- to mid-sized offices; and an emphasis on the Company's electronic publishing capabilities, an increasingly important part of the language services package needed by many international businesses operating in Germany. While management is expecting revenue growth to continue in 1997, the uncertain economic conditions in Germany will undoubtedly have a dampening effect on the Company's ability to grow sales.

In addition to the new London office and the expansion of the Glasgow office in 1995, the Company opened offices in the Netherlands and in Ireland in late 1995 and in Belgium in late 1996. The Belgium office will be a high volume, high quality production facility. The other new offices, along with the investments made in human and equipment resources in existing offices in recent years, are expected to help the Company grow its revenues in Europe as demand for language services in this region continues to expand.

Sales in Asia of $3.8 million in 1996 grew by 54% over 1995 levels, with essentially no effect from currency exchange rate fluctuations. The Company expanded its Asian presence in late 1995 by adding an office in The People's Republic of China and in early 1996 by opening an office in Tokyo. Since its opening, the China office has functioned only as a production facility for sales made in other offices of the Company, but China is expected to begin to sell to local companies in the future and contribute to the growth of sales in Asia in coming years. The Company's Tokyo office has also served primarily as a production facility for sales made elsewhere in the Company, and has therefore helped other offices sell to new and existing clients that have needs for Japanese language services. Management expects this office to begin selling to Japanese clients in 1997, which is expected to help further accelerate sales growth in Asia in 1997. While Hong Kong sales again decreased substantially in 1996, sales in Singapore and Korea increased significantly over 1995 levels. Hong Kong sales, which were not material in 1996, are expected to decline even further in 1997, as other Asian offices are now producing most of the Chinese work historically done by this office.

Asia sales of $2.5 million in 1995 grew by 26% over 1994 levels, with the bulk of this increase due to actual volume increases and only one-fifth due to currency exchange rate fluctuations. While Hong Kong's sales decreased as an indirect result of the uncertainty over the impending political changes in 1997, sales in 1995 in Singapore and Korea increased over 1994 levels.

Management expects the increased demand for Asian language services to continue as many Asian countries are experiencing very high economic growth rates and the interest in Asia from the business communities in the U.S., Europe and elsewhere remains high.

The Company's business can be impacted dramatically by changes in the strength of the economies of the countries in which it has a presence, and results of operations are highly influenced by general economic trends. Moreover, sales and profitability are increasingly affected by the number and size of larger and more complex multi-language projects. In 1996, the Company experienced significant fluctuations in quarterly sales and profitability levels largely as a result of the increasing number of such projects. Management expects this trend to continue in 1997, and expects the first quarter of 1997 to produce a loss, as delays in starting large 1997 projects from several new clients will defer revenues from the first quarter to the second quarter. Nevertheless, the Company expects to be able to capture increasing sales in an expanding market which will result in overall long-term sales growth.

COST OF SERVICES SOLD

Cost of services sold as a percentage of sales of services has fluctuated primarily as a result of competition in the marketplace and the volume and nature of direct production costs of project sales in each year, especially large projects covering several accounting periods. While some relief from severe price competition has been observed recently, management expects competitive pricing pressures to continue in the foreseeable future. The Company is continuing its efforts to contain costs to offset the effects of these pricing pressures. These efforts include more effective utilization of the Company's proprietary software on medium- to small-sized projects to improve the productivity of translators, and the development of stronger "partnerships" with clients to enable the Company to provide higher margin solution-based services to clients.

OTHER COSTS AND EXPENSES

Selling, general and administrative expenses were $5.5 million in 1996 and increased over prior year levels in both 1996 (by 27%, which increase would have been 29% absent the effect of currency exchange rate fluctuations) and 1995 (by 25%, of which 5% was due to the effect of currency exchange rate fluctuations). These increases were due to several factors, including the overall growth of existing offices and the opening of new offices in both years, including Tokyo which incurred a very high level of start-up costs related to the high cost of doing business in Japan and the relatively large size of this new office; increased marketing and sales efforts in all of the Company's markets, including the hiring of a new corporate vice president of sales and marketing in late 1995 and the publishing of a significant volume of new sales and marketing materials; certain costs related to reorganizing some of the Company's underperforming offices, including the closure of the Switzerland office in December 1996; and to a lesser extent, the effect of increased corporate overhead costs related to the Company's growth.

Development costs were $226,000 in 1996 compared to $170,000 in 1995 and $124,000 in 1994. Development costs are related to the upgrading and expansion of the Company's proprietary language translation software developed in the early years of the Company's existence, as well as efforts related to the development and expansion of the Company's online language service product offering. The Company has enhanced certain features of its software and made it compatible with more of the ever-increasing types and versions of software being developed by the software industry which are being used by clients and potential clients. The Company expects development costs to continue to increase in 1997 over 1996 levels, most notably because of the requirements related to online services, including the Internet.

Fluctuations in the amount of goodwill amortization resulted primarily from foreign currency exchange rate fluctuations from year to year.

Net interest expense was $138,000 in 1996. Interest expense decreased by $55,000 in 1996 compared to 1995 and by $11,000 in 1995 compared to 1994. The decreases were due primarily to reductions in the Company's average outstanding debt levels, most notably the conversion of $243,000 of debt to an affiliate to Convertible Preferred Stock in August 1995, and to a lesser extent, a reduction in interest rates in 1996 as compared with earlier years. While interest expense in future periods is expected to increase marginally over recent levels as the Company has increased its long-term debt to finance certain equipment purchases, such increases are not currently expected to be significant.

The U.S. parent company and each of its subsidiaries are separate legal and taxable entities subject to the domestic or foreign taxes pertaining to operations in their respective jurisdictions. For tax purposes, the U.S. parent company, and most of its subsidiaries, have unused net operating losses from prior years which can be utilized to reduce future years' taxable income of the respective entities. The availability of these net operating losses is governed by applicable domestic and foreign tax rules and regulations, some of which limit the utilization of such losses due to minimum tax requirements and other provisions. Income tax expense as presented in the Consolidated Financial Statements represents the combined income tax expense and income tax credits of all of the entities of the Company.

After consideration of the effect of the utilization of net operating loss carryforwards, income tax expense was $223,000 in 1996, $160,000 in 1995, and $92,000 in 1994. Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization of net operating loss carryforwards in many of these jurisdictions. The U.S. parent company has no net operating loss carryforwards for state income tax purposes.

Note 6 to the Consolidated Financial Statements, "Income Taxes," contains additional information pertaining to the computation of income taxes as well as the Company's net operating loss carryforwards as of December 31, 1996.

LIQUIDITY AND SOURCES OF CAPITAL

In 1996, the Company had a positive cash flow from operations of approximately $500,000 compared with a positive cash flow from operations in 1995 of $1.2 million and a negative cash flow from operations in 1994 of $600,000. In each of the years 1996, 1995 and 1994, the Company's investing activities consisted primarily of the acquisition of equipment needed to maintain or upgrade production capability.

Financing activities for all years included fluctuations in the amounts utilized under bank lines of credit used to finance the Company's working capital needs and changes in outstanding debt used to finance equipment purchases. In 1996 (as well as in early 1997), the Company's non-cash financing activities included the conversion by certain shareholders of certain of the Company's Preferred Stock to Common Stock, all as described in more detail in note 5 to the Consolidated Financial Statements. The Company's 1995 financing activities included the conversion of $243,000 of debt to an affiliate to a new series of Convertible Preferred Stock of the Company, the sale of Common Stock for $194,000, and proceeds of $44,000 from the exercise of employee stock options. The Company's 1994 financing activities were highlighted by a capital restructuring effective as of March 31, 1994, whereby approximately $1.8 million of current and long-term debt to affiliates was converted to Preferred Stock. Additionally, in 1994, the Company increased its borrowings from affiliates by $185,000 in order to finance a pension obligation owed to the former owner of one of its subsidiaries.

At the end of both 1996 and 1995, the Company's cash and cash equivalents were approximately $1 million. At December 31, 1996, the Company had working capital of approximately $2.3 million, compared to working capital of approximately $2.2 million at December 31, 1995. The increase in working capital during 1996 was primarily attributable to an increase in accounts receivable during the year, most of which was offset by increases in notes payable to banks and accounts payable.

The Company's primary working capital requirements relate to the funding of accounts receivable. The Company funds some of its working capital needs with various lines of credit with banks in Canada, the U.K., Germany and Spain. Most of the lines of credit are secured by accounts receivable and other assets of the respective subsidiaries. As of December 31, 1996, the Company had unused amounts under these lines of credit of approximately $660,000. Also, in January 1997, the U.K. line of credit was increased and a new line of credit was obtained in the U.S. for a total increase of $670,000 (see note 4 to the Consolidated Financial Statements) since December 31, 1996.

The Company believes the available amounts under these lines of credit, along with current working capital, are sufficient to fund the Company's operations at current levels, as well as enable the Company to grow at a modest level, without seeking significant new sources of capital. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as those which currently exist. In addition, the Company expects to be able to increase the maximum amounts which can be borrowed under credit facilities if the Company's sales increase and if the Company can remain profitable. Some of the banks which have loaned funds to the Company's subsidiaries under the credit facilities referred to above, have placed certain limits on the flow of cash outside the respective countries.
Such limitations have not been an undue burden to the Company in the past, nor are they expected to be unduly burdensome in the foreseeable future.

The Company has no present significant commitments for capital expenditures, which generally consist of computer equipment and related peripheral hardware and software. A lesser but increased portion of expenditures in 1996 was for office furniture to equip new and growing offices. Likewise, the level of capital additions in 1996 increased significantly from 1995 due to expansion of existing offices and the new offices opened in late 1995 and in 1996. Capital expenditures in future periods are expected to vary according to the overall growth of the Company, but are not expected to reach the levels experienced in 1996. The Company plans to acquire and place additional translation services workstations in its offices in connection with future orders from customers, as such orders are received. The Company expects to finance a certain portion of future equipment costs through bank and/or leasing sources, similar to the financing arrangements entered into in recent years.

As described in more detail in note 3 to the Consolidated Financial Statements, in January 1997 the Company acquired a U.K.-based business for cash of approximately $550,000, most of which was financed. While there are no current commitments or plans, the Company may also open additional offices in strategic locations or pursue other acquisitions worldwide, as client demands dictate and opportunities arise. The costs to open most offices have generally not been substantial and have been primarily related to the procurement of computers and other translation-related equipment and, in certain instances, for office premises. The Tokyo office was an exception to this general situation, due both to the larger size of that office and the high cost of doing business in Japan. The costs of any additional offices to be opened in the future can also be expected to vary based on size and location and could require certain amounts of cash beyond the amount that can be generated through operations, depending on profitability.

The Company believes it has the ability to issue additional equity securities if necessary, but does not currently have any firm plans to do so. In past years, the Company has relied on major shareholders of the Company to fund certain obligations, but the Company has no firm commitments from, nor are there any obligations of, any such shareholders to provide any debt or equity funds to the Company in the future. In order for the Company to fund investments beyond modest growth in operations, such as for significantly new or expanded services or product lines, additional debt or equity funds will likely be required.

Management believes that current working capital and available lines of credit, together with management's expectations of increased revenues and ongoing plans to control expenses, will enable the Company to meet its financial obligations during 1997. It is more difficult to assess cash flows beyond 1997 and the ability of the Company to meet its commitments without additional sources of capital is directly related to the Company's operations providing a positive cash flow. Should the Company's operations fail to provide adequate funds to enable it to meet its future financial obligations, management has the option, because of the Company's organizational structure, to cut costs by selectively eliminating operations which are not contributing to the Company financially, as was done by closing the Switzerland office in 1996.

Inflation has not been a significant factor in the Company's operations; competition, however, has been and is expected to remain a major factor. To the extent permitted by competition and general economic and market conditions, the Company will pass on increased costs from inflation and operations to clients by increasing prices.

Due to prior years' operating losses, the Company and many of its subsidiaries have net operating loss carryforwards available to offset future taxable income in the various countries in which the Company operates. As a result, the Company historically has not had significant income tax liabilities requiring the expenditure of cash. Due to currently available net operating loss carryforwards, the Company expects this general trend to continue through 1997 and for several years into the future for those offices acquired many years ago and which have sustained large losses in previous years. The levels of net operating losses available to offset future taxable income are generally much lower for the new offices opened in recent years.

Substantially all of the Company's deferred tax assets at December 31, 1996 and 1995 were comprised of net operating loss carryforwards for which the Company has provided allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards exist, and the specific rules and regulations governing the utilization of such losses, including the dates by which the losses must be used.

CAUTIONARY STATEMENT

The statements in this Management's Discussion and Analysis that are not based on historical data are forward looking, including for example, information about future sales growth in various countries in future periods; expected changes in the levels of various expenses, including income taxes; the Company's plans for future investments in new offices, services, or products; and financing plans and expectations.

Forward looking statements contained in this Management's Discussion and Analysis involve numerous risks and uncertainties that could cause actual results to be materially different from estimated or expected results. Such risks and uncertainties include, among many others, fluctuating foreign currency exchange rates, changing levels of demand for the Company's services, the effect of constantly changing general economic and political conditions in all of the various countries in which the Company has operations, the impact of competitive services and pricing, uncertainties caused by clients (including the timing of projects and changes in the scope of services requested), or other risks and uncertainties that may be disclosed from time to time in future public statements or in documents filed with the Securities and Exchange Commission.
As a result, no assurance can be given as to future results.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
                                                                                December 31
Thousands of dollars                                                  1996                     1995

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                       $ 1,034                  $ 1,033
   Trade accounts receivable, less allowance of
      $219 in 1996 and $156 in 1995                                  6,529                    4,978
   Work-in-process                                                     487                      340
   Prepaid expenses and other                                          949                      747
Total current assets                                                 8,999                    7,098

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
   Office facilities and leasehold improvements                        318                      144
   Equipment                                                         4,789                    3,833
                                                                     5,107                    3,977
   Less accumulated depreciation and
      amortization                                                   3,236                    2,997
Net property, equipment and leasehold improvements                   1,871                      980

OTHER ASSETS:
   Goodwill, less accumulated amortization of
      $3,380 in 1996 and $2,924 in 1995                              6,087                    6,250
   Other                                                               310                      121
Total other assets                                                   6,397                    6,371

TOTAL ASSETS                                                       $17,267                  $14,449

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)
                                                                                December 31
Thousands of dollars and shares                                       1996                     1995

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks                                          $ 1,959                  $ 1,156
   Accounts payable                                                  2,225                    1,636
   Accrued payroll and related benefits                                922                      665
   Other accrued expenses                                              897                      813
   Deferred revenue                                                    391                      254
   Income taxes payable                                                 53                       18
   Current portion of long-term debt                                   203                      136
   Guarantee liability                                                   0                      220
Total current liabilities                                            6,650                    4,898

Long-term debt, less current portion                                   262                      220

Commitments and contingencies (note 7)

SHAREHOLDERS' EQUITY:
   Convertible Preferred Stock, no par value;
      authorized 2,000 shares; issued and
      outstanding 719 shares in 1996 and
      1,131 shares in 1995                                           2,095                    3,127
   Common Stock, no par value; authorized
      40,000 shares; issued and outstanding
      17,883 shares in 1996 and 16,199
      shares in 1995                                                40,228                   38,954
   Accumulated deficit                                             (30,733)                 (31,329)
   Equity adjustment from foreign currency translation              (1,235)                  (1,421)
Total shareholders' equity                                          10,355                    9,331

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $17,267                  $14,449

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
                                                                     Year Ended December 31
Thousands of dollars and shares                              1996             1995              1994
SALES OF SERVICES                                         $32,338          $26,919           $20,473

OPERATING EXPENSES:
  Cost of services sold                                    25,256           21,027            16,952
  Selling, general and administrative expenses              5,539            4,361             3,491
  Development costs                                           226              170               124
  Amortization of goodwill                                    360              387               351
Total operating expenses                                   31,381           25,945            20,918

OPERATING INCOME (LOSS)                                       957              974              (445)

Interest expense, net                                         138              193               204

Income (loss) before income taxes                             819              781              (649)

Income taxes                                                  223              160                92

NET INCOME (LOSS)                                         $   596          $   621           $  (741)

Net income (loss) per share                               $   .03          $   .03           $  (.04)

Weighted average shares of Common Stock
  and Common Stock equivalents outstanding                 23,742           23,155            17,235

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
                                                                                                         Equity
                                                                                                       Adjustment
                                                                                                      from Foreign
                                          Preferred Stock         Common Stock         Accumulated      Currency
Thousands of dollars and shares          Shares    Amount      Shares      Amount        Deficit       Translation     Total
BALANCES AT JANUARY 1, 1994                459     $1,151      15,562     $38,274       $(31,209)       $(2,127)     $ 6,089
  Issuance of Preferred Stock in exchange
      for long-term debt to affiliates,
      net of costs of $25                  585      1,743                                                              1,743
  Costs related to 1993 issuance of
      Common Stock                                                             (8)                                        (8)
  Adjustment to guarantee liability                                          (420)                                      (420)
  Net loss                                                                                  (741)                       (741)
  Foreign currency translation adjustment                                                                   514          514

BALANCES AT DECEMBER 31, 1994            1,044      2,894      15,562      37,846        (31,950)        (1,613)       7,177
  Issuance of Preferred Stock in exchange
      for long-term debt to affiliate,
      net of offering costs of $1           87        242                                                                242
  Issuance of Common Stock for cash,
      net of offering costs of $6                                 582         194                                        194
  Exercise of stock options                                        55          44                                         44
  Costs related to 1994 issuance of
      Preferred Stock                                  (9)                                                                (9)
  Adjustment to guarantee liability                                           870                                        870
  Net income                                                                                 621                         621
  Foreign currency translation adjustment                                                                   192          192

BALANCES AT DECEMBER 31, 1995            1,131      3,127      16,199      38,954        (31,329)        (1,421)       9,331
  Conversion of Preferred Stock to
      Common Stock                        (412)    (1,032)      1,235       1,032
  Exercise of stock options                                       449          22                                         22
  Adjustment to guarantee liability                                           220                                        220
  Net income                                                                                 596                         596
  Foreign currency translation adjustment                                                                   186          186

BALANCES AT DECEMBER 31, 1996              719     $2,095      17,883     $40,228       $(30,733)       $(1,235)     $10,355

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
                                                                                    Year Ended December 31
Thousands of dollars                                                       1996              1995             1994
OPERATING ACTIVITIES:
  Net income (loss)                                                      $  596            $  621           $ (741)
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization of property, equipment
           and leasehold improvements                                       463               362              319
        Amortization of goodwill                                            360               387              351
        Other                                                              (178)               75              (69)
        Changes in operating assets and liabilities:
           Trade accounts receivable                                     (1,475)             (523)            (690)
           Accounts payable and accrued expenses                            931               (23)             426
           Other                                                           (160)              334             (202)
Net cash provided by (used in) operating activities                         537             1,233             (606)

INVESTING ACTIVITIES:
  Purchase of property, equipment and leasehold improvements             (1,403)             (395)            (491)

FINANCING ACTIVITIES:
  Proceeds from notes payable to banks                                      744               264              245
  Principal payments on notes payable to banks                              (71)             (582)             (78)
  Proceeds from long-term debt                                              294                54              321
  Principal payments on long-term debt                                     (137)             (133)             (59)
  Sale of Common Stock for cash, net of related costs                         0               194               (8)
  Proceeds from exercise of stock options                                    22                44                0
Net cash provided by (used in) financing activities                         852              (159)             421

Effect of exchange rate changes on cash                                      15                10                8

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          1               689             (668)

Cash and cash equivalents at beginning of year                            1,033               344            1,012

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $1,034            $1,033           $  344

CASH PAID DURING THE YEAR FOR:
  Interest                                                                 $139              $198             $222
  Income taxes                                                              199               114               71

See accompanying notes.


ALPNET, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1996

1. SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

ALPNET, Inc. (the "Company") is a United States publicly-owned multinational corporation. The Company provides language translation, product localization, and multilingual publishing services to businesses engaged in international trade. The principal markets for the Company's services are North America, Western Europe, and Asia.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ALPNET, Inc. and its wholly-owned subsidiaries or branches located in the United States, Canada, United Kingdom, Ireland, Germany, France, Spain, the Netherlands, Belgium, Switzerland, Hong Kong, Singapore, Korea, China and Japan. Significant intercompany accounts and transactions have been eliminated in consolidation.

For all of the Company's foreign subsidiaries, the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the year. The resultant cumulative translation adjustments to the assets and liabilities are recorded as a separate component of shareholders' equity. Exchange adjustments resulting from foreign currency transactions are included in the determination of net income. A loss of $121,000 was recognized in 1996. Such amounts were immaterial in 1995 and 1994.

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

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements are recorded at cost. Depreciation and amortization are calculated using the straight-line method over estimated useful lives of 3 to 5 years for equipment and 3 to 25 years for office facilities and leasehold improvements.

GOODWILL

Goodwill consists of the excess of the purchase price over the fair value of net assets of purchased subsidiaries and is amortized on the straight-line method over 12 to 25 years. The Company periodically reviews goodwill for impairment by comparing undiscounted projected income over the remaining amortization period for each acquired subsidiary to the unamortized balance of goodwill for each subsidiary. No impairments have been recorded for any of the years presented.

REVENUE RECOGNITION

Revenue from services is recognized as work is performed. Clients are billed according to the terms of purchase orders. Work-in-process represents costs on incomplete and unbilled projects as well as revenues recognized in excess of amounts billed. Deferred revenue arises when payments are received prior to being earned under the terms of client purchase orders. Such revenue is subsequently recognized as the requirements specified in the purchase orders are completed.

Collateral is not required for receivables and reserves are provided for bad debts.

STOCK OPTIONS

The Company continues to account for stock options using the intrinsic value method and provides pro forma footnote disclosure of the impact of using the fair value method.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based upon the average shares of Common Stock and Common Stock equivalents outstanding during the respective years, to the extent they are dilutive. Common Stock equivalents include the Company's Preferred Stock and employee stock options. These Common Stock equivalents were anti-dilutive for certain quarters in 1994 and 1996. Primary and fully diluted net income (loss) per share are substantially the same for each year presented.

RECLASSIFICATIONS

Certain prior-year amounts have been reclassified to conform to the 1996 presentation.

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

Thousands of dollars                                    1996              1995              1994
      Net sales:
          United States                              $ 5,521           $ 2,463           $ 2,360
          Canada                                       4,802             3,860             3,404
          Europe                                      25,713            21,864            15,940
          Asia                                         3,788             2,464             1,955
          Eliminations                                (7,486)           (3,732)           (3,186)
                                                     $32,338           $26,919           $20,473

      Income (loss) before income taxes:
          United States                                 $598              $107             $(337)
          Canada                                         154                60                85
          Europe                                         603               576              (408)
          Asia                                          (536)               38                11
                                                        $819              $781             $(649)

      Identifiable assets:
          United States                              $ 2,077           $ 1,419           $   761
          Canada                                       2,067             1,319             1,211
          Europe                                      11,564            10,272            10,493
          Asia                                         1,559             1,439               758
                                                     $17,267           $14,449           $13,223

Sales to a single client in the computer industry accounted for 16%, 17% and 14% of total revenues in 1996, 1995 and 1994, respectively. No other client accounted for more than 10% of revenues in any year.

3. 1997 ACQUISITION

In January 1997, the Company acquired all of the outstanding stock of CompuType Ltd., a U.K.-based provider of specialty desktop publishing and pre-press services, in a transaction accounted for as a purchase. The acquisition cost of approximately $550,000 was paid in cash, and exceeded the fair values of the net assets acquired by approximately $400,000, which will be recorded as goodwill and amortized on the straight-line method over 12 years. The acquisition was financed primarily by (1) a 200,000 UK pound (approximately $320,000) unsecured term loan with the Company's U.K. bank, repayable over 5 years, bearing interest at approximately 9%; and (2) an increase of 100,000 UK pounds (approximately $160,000) in the Company's credit facility with this bank. This credit facility is described in more detail in note 4. CompuType's results of operations will be included with the Company's consolidated financial results from February 1997 forward. CompuType's 1996 sales were approximately $1,400,000.

4.  BORROWINGS

NOTES PAYABLE TO BANKS

Notes payable to banks consisted of the following at December 31:

       Thousands of dollars                                                      1996            1995
       Credit facility with a Canadian bank, interest at 6%,
          collateralized by the accounts receivable of the
          Canadian subsidiary, guaranteed by the Company                       $  639          $   70
       Credit facility with a U.K. bank, interest at 9%,
          collateralized by the assets of the U.K. subsidiary,
          guaranteed by the Company                                             1,101             991
       Unsecured credit facility with a German bank, interest at 9.25%            154              31
       Credit facility with a Spanish bank, interest at 10.75%,
          guaranteed by the Company's U.K. subsidiary                              65              64
                                                                               $1,959          $1,156

All of the Company's credit facilities have variable interest rates. The interest percentages shown are the actual rates at December 31, 1996. The weighted average interest rate on notes payable to banks was 8.1% at December 31, 1996 and 10.1% at December 31, 1995. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be
renewed on substantially the same terms as currently exist.   Occasionally,
amounts borrowed under credit facilities are allowed to exceed maximum limits for short periods of time. Due to the short-term nature of these notes, their carrying values at December 31, 1996 are considered to approximate their fair values.

The credit facility with the Canadian bank has a maximum limit of Canadian $700,000 (approximately $510,000) at December 31, 1996, and intercompany debts have been subordinated to the bank.

The credit facility with the U.K. bank has a maximum limit of 800,000 UK pounds (approximately $1,370,000) at December 31, 1996. In January 1997, the limit was increased to 900,000 UK pounds (approximately $1,540,000), in conjunction with the CompuType acquisition described in note 3. Intercompany debts have been subordinated to the bank. The note agreement requires the U.K. subsidiary to maintain net equity of 750,000 UK pounds (approximately $1,280,000) and a 2:1 ratio of accounts receivable to outstanding borrowings under the facility.

The credit facility with the German bank has a maximum limit of DM 200,000 (approximately $130,000) at December 31, 1996. The Company also has a secured credit facility with another German bank which has a maximum limit of DM 600,000 (approximately $390,000) at December 31, 1996. This facility was not utilized at December 31, 1996 and 1995. Intercompany debts have been subordinated to the bank.

The credit facility with the Spanish bank has a maximum limit of PTS 9.2 million (approximately $70,000) at December 31, 1996.

The Company obtained a line of credit with a U.S. financial institution in January 1997 which has a maximum limit of $500,000, bears interest at approximately 9% and is collateralized by U.S.-based accounts receivable.

LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

       Thousands of dollars                                                   1996              1995
       Mortgage with a bank in Spain payable in monthly installments
          through May 1997, interest at 14%                                   $  9              $ 34
       Obligations to financial institutions due at various dates through
          1999, secured by certain equipment, with carrying values which
          approximate outstanding debt balances, interest at 6.25% to 15.1%    359               175
       Unsecured note payable to the former owner of the Company's German subsidiary, due in monthly installments of approximately $3 plus
          interest through June 1999, interest at 8%                            97               147
                                                                               465               356
       Less current portion                                                    203               136
                                                                              $262              $220

The aggregate maturities of long-term debt as of December 31, 1996 were as follows:

Thousands of dollars
                                           Year Ending December 31
                                                     1997                        $203
                                                     1998                         171
                                                     1999                          91
                                                                                 $465

Based on a discounted cash flow analysis, the carrying values of long-term debt at December 31, 1996 are considered to approximate their fair values.

5. CAPITAL STOCK

EQUITY TRANSACTIONS

In 1994, the Company completed a capital restructuring with three shareholders. The agreements with these shareholders provided for (1) conversion of $1,807,000 of long-term debt ($1,743,000, net of related costs) due to two of the shareholders into 584,257 shares of series C Convertible Preferred Stock; (2) deferral of the due dates for repayment of a 300,000 Swiss franc (approximately $243,000) note payable to a third shareholder who is also a director, which note was converted in 1995 into 87,339 shares of series D Convertible Preferred Stock; and (3) elimination of all of the outstanding warrants held by these three shareholders to purchase up to 8,390,000 additional shares of the Company's Common Stock. In conjunction with this capital restructuring, the Company entered into a "financial monitoring agreement" with its largest shareholder which requires the Company, among other things, to obtain prior approval for major financing transactions, significant asset purchases or sale of a major portion of the Company's assets.

In 1995, the Company issued 581,818 shares of restricted Common Stock to a new vice president of the Company for approximately $194,000, net of related costs. In conjunction with this transaction, the Company granted this officer an option to acquire 500,000 shares of restricted Common Stock at an exercise price of $.34375 per share, which was exercised in 1996.

In 1996, the Company issued 1,235,292 shares of Common Stock upon conversion of 411,764 shares of series B Convertible Preferred Stock. In March 1997, the Company issued 652,035 shares of Common Stock upon conversion of 47,647 shares of series B Convertible Preferred Stock and 56,566 shares of series C Convertible Preferred Stock.

CONVERTIBLE PREFERRED STOCK

At December 31, 1996, the Company had 719,243 outstanding shares (615,030 shares following the 1997 conversion described above) of Preferred Stock, of which 47,647 shares (0 shares following the 1997 conversion) are designated as series B; 584,257 shares (527,691 shares following the 1997 conversion) are designated as series C; and 87,339 shares are designated as series D. The series B Preferred Stock, issued in 1991, was convertible at the option of the holder into three shares of the Company's Common Stock, had voting rights as if the shares were already converted, and featured a 10% non-cumulative dividend subject to the discretion of the Board of Directors. The series C and series D Preferred Stock is convertible at the option of the holder into nine shares of the Company's Common Stock and otherwise has the same general terms as the series B Preferred Stock.

COMMON STOCK

The Company is currently prohibited from paying dividends under Utah corporate law.

STOCK OPTIONS

The Company has an incentive stock option plan and a nonstatutory stock option plan whereby 136,577 and 1,063,423 shares, respectively, of the Company's authorized but unissued Common Stock are reserved for ultimate issuance under the plans. There was no activity nor any outstanding options under the incentive stock option plan during any of the years presented. The following table is a summary of activity for the Company's nonstatutory stock option plan for the years ended December 31:

                                                           1996                  1995           1994
                                                          Weighted-Average
     Thousands of shares                         Shares    Exercise Price       Shares         Shares
     Outstanding at beginning of year              321          $ .93             830            888
         Granted                                   112           1.82             154             31
         Cancelled                                 (29)           .99            (608)           (89)
         Exercised                                 (27)           .81             (55)             0
     Outstanding at end of year                    377          $1.20             321            830

     Exercisable at end of year                    103          $ .88              83            430


     Option price range per share:
         Granted                                       $1.38 to $2.92           $1.08           $.44
         Outstanding at end of year                     $.42 to $2.92   $.42 to $1.13  $.42 to $1.13

The exercise terms of the options provide that the options expire six years after date of grant and cannot be exercised during the first year. No more than 20% of the options can be exercised in any one year; however, any unexercised options may be accumulated and exercised in succeeding years. The exercise price of options exercised during 1995 and 1996 ranged from $.42 to $1.13 per share. The weighted-average remaining contractual life of options at December 31, 1996 was 4.1 years.

In addition to the above option grants, in 1995 the Board of Directors approved the grant of stock options to nine members of management. Options to purchase 2,950,000 shares of restricted Common Stock were granted. In 1996, the Company's shareholders approved an executive stock option plan to encompass these stock options and permit registration of the stock set aside for issuance with the Securities and Exchange Commission. The registration was completed during 1996. The plan provides for no additional grants of options unless some of the previously granted options are forfeited or terminated.

As of December 31, 1996, the options have the following terms and conditions:
983,333 optioned shares vest on June 1, 1998 and are exercisable at $.50 per share; 983,333 optioned shares vest on June 1, 1999 and are exercisable at $.75 per share; and 983,334 optioned shares vest on June 1, 2000 and are exercisable at $1.10 per share. All unexercised options expire on September 1, 2000 or when the employee terminates employment with the Company, if sooner. Existing options (for the purchase of approximately 450,000 shares of Common Stock) previously granted to members of management participating in the new grants, were voluntarily forfeited. The weighted average exercise price of these options outstanding at December 31, 1996 and 1995 was $.78, and the weighted-average remaining contractual life of the options at December 31, 1996 was 3.7 years.

If the Company had elected to account for options granted in 1996 and 1995 based on their fair value, as prescribed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), net income and earnings per share for 1996 and 1995 would have been reduced to the pro forma amounts shown in the table below.

           Thousands of dollars                                 1996               1995
           Reported net income                                  $596               $621
           Pro forma net income                                  392                447

           Reported net income per share                         .03                .03
           Pro forma net income per share                        .02                .02

The fair value of each stock option grant was determined using the Black-Scholes option pricing model and the following assumptions: expected volatility of 1.00, risk free interest rate of 6%, expected lives ranging from three to five years, and no dividends. The weighted average fair value of options granted in 1996 and 1995 was $1.18 and $.23, respectively. Because the method of accounting for stock options as defined by SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

6. INCOME TAXES

The Company files a consolidated U.S. Federal income tax return which includes all domestic operations. Tax returns for states within the U.S. and for foreign subsidiaries are filed in accordance with applicable laws. The following summarizes for income tax purposes, the domestic and foreign components of income (loss) before income taxes for the year ended December 31:

        Thousands of dollars                          1996                  1995               1994
        Domestic                                    $1,887                $1,295             $  807
        Foreign                                     (1,068)                 (514)            (1,456)
                                                    $  819                $  781             $ (649)

Income tax expense, including the effect of net operating loss carryforwards, consisted of the following for the year ended December 31:

          Thousands of dollars                        1996                  1995                1994
          Current income tax expense:
             Domestic income taxes:
                 Federal                              $ 20                  $ 15                 $ 5
                 State                                  70                    65                  45
            Foreign income taxes                       133                    50                  42
                                                       223                   130                  92
          Deferred foreign income tax expense            0                    30                   0
          Total income tax expense                    $223                  $160                 $92

Income tax expense varied from the expected statutory domestic federal income tax amount as follows for the year ended December 31:

          Thousands of dollars                        1996                  1995                1994
          Tax expense (benefit) on consolidated
               income (loss) computed at the
               domestic statutory federal income
               tax rate                               $287                  $273               $(227)
            Effect of foreign losses on the
               computation of tax expense
               (benefit) at domestic statutory
               rates                                   478                   311                 611
            Utilization of U.S. net operating
               losses from prior years                (640)                 (438)               (277)
            Utilization of foreign net
               operating losses from prior years       (58)                 (123)               (120)
            Domestic state income taxes                 70                    65                  45
            Other                                       86                    72                  60
          Reported income tax expense                 $223                  $160               $  92

The approximate tax effect of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows for the year ended December 31:

          Thousands of dollars                        1996                  1995                1994
          Deferred tax assets:
            Net operating loss carryforwards        $7,400                $7,600              $8,700
            Tax credit carryforwards                   400                   400                 400
            Other                                      200                   100                 100
              Total deferred tax assets              8,000                 8,100               9,200
              Less valuation allowances             (7,800)               (8,000)             (9,100)
          Net deferred tax assets                   $  200                $  100              $  100

          Total deferred tax liabilities            $  200                $  100              $  100

Due to prior years' operating losses, the Company and many of its subsidiaries have net operating loss carryforwards available to offset future taxable income
in the various countries in which the Company operates.   The U.S. parent
company has no net operating loss carryforwards for state income tax purposes. The Company has approximately $400,000 of general business tax credit carryforwards available to offset future U.S. federal income taxes which expire beginning in 1997 through 2001.

The following table summarizes by country the significant available operating loss carryforwards and the related expiration dates.

                                                  Operating Loss                  Expiration
                Thousands of dollars               Carryforwards                     Dates
                United States                         $15,200                  1999 through 2003
                Canada                                    300                  1998 through 2003
                Canada (capital loss carryforwards)       500                               None
                United Kingdom                          1,400                               None
                Germany                                 1,800                               None
                France                                    400                  1999 through 2001
                Spain                                     900                  1998 through 2003
                Other                                     700                            Various

7. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Substantially all of the Company's office space and various equipment is rented under leases which are classified as operating leases. These leases have remaining terms of up to 18 years. Certain of the leases for office space contain renewal options and adjustment clauses based on consumer price indices. Total rental expense for all operating leases was approximately $1.6 million in 1996, $1.5 million in 1995 and $1.6 million in 1994.

Certain office space is subleased under an agreement pursuant to a contract expiring in 1998 with various renewal options. Total sublease rental income was approximately $80,000 in 1996, $220,000 in 1995 and $250,000 in 1994.

At December 31, 1996, future minimum payments under noncancelable operating leases with initial terms of one year or more and future sublease income under noncancelable subleases with initial terms of one year or more, are as follows:

                                                       Lease                  Sublease
         Thousands of dollars                         Payments                 Income
         Year ending December 31
                1997                                  $ 1,661                    $ 86
                1998                                    1,630                      52
                1999                                    1,514
                2000                                    1,343
                2001                                    1,251
                Thereafter                              4,587
         Total minimum lease payments                 $11,986                    $138

EMPLOYEE BENEFIT PLANS

ALPNET, Inc. has a contributory profit sharing plan ("Plan") which is designed to meet the requirements for qualification under Section 401(k) of the U.S. Internal Revenue Code. Under this provision, contributions by U.S. employees are excluded from taxable income. The Plan provides retirement benefits for U.S. employees meeting certain eligibility requirements. Employer contributions, which were immaterial for all years presented, are discretionary and become fully vested after two years.

The Company's U.K. and Netherlands subsidiaries have defined contribution plans which cover substantially all of their employees. Contributions are based upon percentages of participating employees' compensation. The cost of these plans was approximately $79,000 in 1996, $61,000 in 1995, and $57,000 in 1994.

CONTINGENT LIABILITY

In 1997, the Company's French subsidiary terminated certain of its employees, some of whom have initiated legal actions in the appropriate French legal system for handling employment-related matters. Certain other former employees may also initiate similar actions in the future.

In 1996, approximately $50,000 of statutorily-required costs related to the 1997 terminations were expensed. If the employees who have initiated, or who may initiate, legal action prevail in their claims, further costs, which have not been accrued in the 1996 accounts, will be incurred.

The Company believes it has complied with all aspects of French labor regulations in terminating the employees and intends to defend its actions vigorously. While the ultimate outcome of the matters described above cannot be determined, management, based on the opinion of its legal counsel, does not expect that legal action will have a material adverse effect on the Company's results of operations or financial position.

ACQUISITION GUARANTEE LIABILITY

In 1993, the Company recorded a guarantee liability for an unresolved matter related to the purchase of its German subsidiary in 1988. The guarantee liability amount fluctuated based on the trading value per share of the Company's Common Stock. In May 1996, an increase in the market price of ALPNET Common Stock allowed this liability to be fully satisfied without any additional consideration being given.

8. RELATED PARTY TRANSACTIONS

Related party transactions not previously disclosed are as follows.

As of December 31, 1996, the Company has a $56,600 unsecured promissory note receivable, bearing interest at prime plus 3%, from an officer and director of the Company. The note balance was $67,200 at December 31, 1995 and $76,100 at December 31, 1994.

The Company incurred legal costs of approximately $53,000 in 1994 for services performed by a law firm whose Chairman of the Board was a director and also the secretary of the Company during that year. Approximately $25,000 of these legal fees related to financing transactions.


REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
ALPNET, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of ALPNET, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of ALPNET Canada Inc., a subsidiary of ALPNET, Inc., which statements reflect total assets constituting 12% as of December 31, 1996 and 9% as of December 31, 1995, and total revenues constituting 14% in 1996, 13% in 1995 and 17% in 1994 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for ALPNET Canada Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ALPNET, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                          \s\ERNST & YOUNG LLP

Salt Lake City, Utah
March 21, 1997


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors required by Item 10 of Form 10-K is presented in the section titled "Information About Directors" in the Company's definitive Proxy Statement dated March 31, 1997 and is incorporated herein by reference. The information with respect to Executive Officers is presented in the section titled "Information About Directors" and in paragraph 7 of the section titled "Certain Significant Employees" in the Company's definitive Proxy Statement dated March 31, 1997 and is incorporated herein by reference. The information with respect to other significant employees is presented in the section titled "Certain Significant Employees" in the Company's definitive Proxy Statement dated March 31, 1997 and is incorporated herein by reference.

ITEM 11:   EXECUTIVE COMPENSATION

Information required by Item 11 of Form 10-K is presented in the sections titled "Compensation of Directors," "Executive Compensation" and "Compensation Pursuant to Plans" in the Company's definitive Proxy Statement dated March 31, 1997 and is incorporated herein by reference.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 12 of Form 10-K is presented in the sections titled "Principal Shareholders" and "Information About Directors" in the Company's definitive Proxy Statement dated March 31, 1997 and is incorporated herein by reference.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 of Form 10-K is presented in the section titled "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement dated March 31, 1997 and is incorporated herein by reference.

                                     PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  (1) FINANCIAL STATEMENTS:

     The financial statements are included in Item 8, Financial Statements and Supplementary Data, as listed in the following index:

     Index to Consolidated Financial Statements:                            Page

     Consolidated  Financial Statements:
        Balance Sheets as of December 31, 1996 and 1995
        Statements of Operations for the years ended December 31, 1996,
          1995 and 1994
        Statements of Shareholders' Equity for the years ended December 31,
          1996, 1995 and 1994
        Statements of Cash Flows for the years ended December 31, 1996,
          1995 and 1994
        Notes to Consolidated Financial Statements
     Report of Independent Auditors

     (2) FINANCIAL STATEMENT SCHEDULES:

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions and therefore have been omitted, or are not presented because the information required is included in the financial statements or notes thereto.

     (3) LISTING OF EXHIBITS:

        Exhibit                                                                                  Filing
           No.       Description                                                                 Status
           3.1       Restated Articles of Incorporation, as Amended                               (iii)
           3.2       By-Laws                                                                        (v)
           4.1       Specimen Series B Preferred Stock Certificate                                (iii)
           4.2       Specimen Series C Preferred Stock Certificate                                (iii)
           4.3       Specimen Series D Preferred Stock Certificate                                (iii)
          10.1       Stock Purchase Agreement between ALPNET, Inc. and Benitex A.G.
                        dated 1 July 1993, with Exhibits                                            (i)
          10.2       Debt Conversion Agreement dated 31 March 1994 between ALPNET, Inc.
                        and H.F. Boeckmann, II                                                     (ii)
          10.3       Debt Conversion Agreement dated 31 March 1994 between ALPNET, Inc.
                        and NFT Ventures, Inc.                                                     (ii)
          10.4       Debt Conversion Agreement dated 17 August 1995 between
                        Michael F. Eichner and ALPNET, Inc.                                       (iii)
          10.5       Stock Purchase and Sale Agreement dated 20 October 1995 between
                        ALPNET, Inc. and Jaap van der Meer                                        (iii)
          10.6       Financial Monitoring Agreement dated 31 March 1994 between
                        H.F. Boeckmann, II and ALPNET, Inc.                                        (iv)
          10.7       First Amendment to Financial Monitoring Agreement dated
                        15 September 1995 between H.F. Boeckmann II, and ALPNET, Inc.              (iv)
          10.8       Specimen Executive Stock Option Agreement dated 17 August 1995                (iv)
          11         Statement Re:  Computation of Per Share Earnings                              (vi)
          21         Subsidiaries of Registrant                                                    (vi)
          23.1       Consent of Ernst & Young LLP, Independent Auditors                            (vi)
          23.2       Consent of Friedman & Friedman, Independent Auditors for ALPNET Canada Inc.   (vi)
          27         Financial Data Schedule                                                       (vi)
          99         Opinion of Friedman & Friedman, Independent Auditors for ALPNET Canada Inc.   (vi)

            (i)      Previously filed on March 30, 1994 as an Exhibit to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.
           (ii)      Previously filed on March 29, 1995 as an Exhibit to Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
          (iii)      Previously filed on November 13, 1995 as an Exhibit to Form 10-Q for the quarterly period ended September 30,
                        1995, and incorporated herein by reference.
           (iv)      Previously filed on March 28, 1996 as an Exhibit to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
            (v)      Previously filed on August 13, 1996 as an Exhibit to Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference.
           (vi)      Filed herewith.

(B)  REPORT ON FORM 8-K:

     The following report on Form 8-K was filed during the fourth quarter of the year ended December 31, 1996, which is incorporated herein by reference:
                                                                     Financial
     Date of                                                         Statements
     Report             Item Reported                                  Filed

     November 1, 1996   ALPNET Announces Third Quarter 1996 Results     N/A

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

                              Date:  24 March 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

\s\ Michael F. Eichner   Chairman of the Board of Directors       24 March 1997
Michael F. Eichner

\s\ Thomas F. Seal       President, Chief Executive Officer       24 March 1997
Thomas F. Seal              and Director

\s\ John W. Wittwer      Executive Vice President and Director    24 March 1997
John W. Wittwer

\s\ Jaap van der Meer    Vice President Sales and Marketing       24 March 1997
Jaap van der Meer           and Director

\s\ D. Kerry Stubbs      Chief Financial and Accounting Officer   24 March 1997
D. Kerry Stubbs