Form 10-Q
period 1997-03-31
ALPNET INC
filed 1997-05-13
CIK 712425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1997

                                       or

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

     4460 South Highland Drive, Suite #100
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

The number of shares outstanding of the registrant's no par value Common Stock as of May 12, 1997 was 18,536,196.


ALPNET, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Statements of Operations--Three months ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

         Consolidated Balance Sheets--March 31, 1997 and December 31, 1996  . . . . . . . . . . . . . .

         Consolidated Statements of Cash Flows--Three months ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

         Notes to Consolidated Financial Statements--March 31, 1997 . . . . . . . . . . . . . . . . . .

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

                                                                    Three Months Ended March 31
Thousands of dollars and shares                                    1997                     1996
SALES OF SERVICES                                                $8,767                   $6,488

OPERATING EXPENSES:
  Cost of services sold                                           7,421                    5,163
  Selling, general and administrative
    expenses                                                      1,614                    1,087
  Development costs                                                 108                       50
  Amortization of goodwill                                           98                       90
Total operating expenses                                          9,241                    6,390

OPERATING INCOME (LOSS)                                            (474)                      98

Interest expense, net                                                57                       33
Income (loss) before income taxes                                  (531)                      65

Income taxes                                                         45                       36

NET INCOME (LOSS)                                                $ (576)                  $   29

NET INCOME (LOSS) PER SHARE                                      $(.032)                  $ .001

Weighted average shares of Common
  Stock and Common Stock equivalents
  outstanding                                                    18,029                   25,544

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

                                                                  March 31             December 31
Thousands of dollars                                                1997                   1996

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $   919                $ 1,034
  Trade accounts receivable, less allowance of
    $248 in 1997 and $219 in 1996                                  6,960                  6,529
  Work-in-process                                                    560                    487
  Prepaid expenses and other                                         859                    949
Total current assets                                               9,298                  8,999

PROPERTY, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS:
    Office facilities and leasehold
     improvements                                                    313                    318
    Equipment                                                      5,143                  4,789
                                                                   5,456                  5,107
    Less accumulated depreciation and
     amortization                                                  3,593                  3,236
Net property, equipment and leasehold
  improvements                                                     1,863                  1,871

OTHER ASSETS:
  Goodwill, less accumulated amortization
     of $3,303 in 1997 and $3,380 in 1996                          6,094                  6,087
  Other                                                              279                    310
Total other assets                                                 6,373                  6,397

TOTAL ASSETS                                                     $17,534                $17,267

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)--continued

                                                                 March 31             December 31
Thousands of dollars and shares                                    1997                   1996

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks                                        $ 2,667                $ 1,959
  Accounts payable                                                2,100                  2,225
  Accrued payroll and related benefits                              789                    922
  Other accrued expenses                                          1,263                    897
  Deferred revenue                                                  385                    391
  Income taxes payable                                              110                     53
  Current portion of long-term debt                                 356                    203
Total current liabilities                                         7,670                  6,650

Long-term debt, less current portion                                521                    262

Commitments and contingencies (note 6)

SHAREHOLDERS' EQUITY:
  Convertible Preferred Stock, no par value;
    authorized 2,000 shares; issued and
    outstanding 615 shares in 1997 and 719
    shares in 1996                                                1,808                  2,095
  Common Stock, no par value; authorized
    40,000 shares; issued and outstanding
    18,536 shares in 1997 and 17,883 shares
    in 1996                                                      40,515                 40,228
  Accumulated deficit                                           (31,309)               (30,733)
  Equity adjustment from foreign currency translation            (1,671)                (1,235)
Total shareholders' equity                                        9,343                 10,355

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $17,534                $17,267

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

                                                                             Three Months Ended March 31
Thousands of dollars                                                            1997             1996
OPERATING ACTIVITIES:
  Net income (loss)                                                           $ (576)          $   29
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
     Depreciation and amortization of property,
       equipment and leasehold improvements                                      166               93
     Amortization of goodwill                                                     98               90
     Other                                                                        56              (36)
     Changes in operating assets and liabilities, net of effect of acquisition:
       Trade accounts receivable                                                (416)             417
       Accounts payable and accrued expenses                                     199              103
       Other                                                                      46             (270)
Net cash provided by (used in) operating activities                             (427)             426

INVESTING ACTIVITIES:
  Purchase of property, equipment and
    leasehold improvements                                                      (183)            (104)
  Payment for acquisition, net of cash acquired                                 (508)               -
Net cash used in investing activities                                           (691)            (104)

FINANCING ACTIVITIES:
  Proceeds from notes payable to banks                                           771              355
  Principal payments on notes payable to banks                                   (13)            (261)
  Proceeds from long-term debt                                                   395                -
  Principal payments on long-term debt                                          (115)             (35)
Net cash provided by financing activities                                      1,038               59

Effect of exchange rate changes on cash                                          (35)              (6)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (115)             375

Cash and cash equivalents at beginning of period                               1,034            1,033

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  919           $1,408

CASH PAID DURING THE PERIOD FOR:
  Interest                                                                       $57              $33
  Income taxes                                                                     8               42

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March 31, 1997

1.  BASIS OF PRESENTATION

  ALPNET, Inc. (the "Company") is a United States publicly-owned corporation with multinational operations. The Company provides language translation, product localization, and multilingual publishing services to businesses engaged in international trade. The principal markets for the Company's services are North America, Western Europe, and Asia.

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the respective complete years. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

2.  ACQUISITION

  In January 1997, the Company acquired all of the outstanding stock of CompuType Ltd., a U.K.-based provider of specialty desktop publishing and pre-press services, in a transaction accounted for as a purchase. The acquisition cost of approximately $550,000 was paid in cash, and exceeded the fair values of the net assets acquired by approximately $400,000, which was recorded as goodwill and which is being amortized on the straight-line method over 12 years. The acquisition was financed primarily by (1) a UK pound 200,000 (approximately $320,000) unsecured term loan with the Company's U.K. bank, repayable over 5 years, bearing interest at approximately 9%; and (2) an increase of 100,000 UK pounds (approximately $160,000) in the Company's credit facility with this bank. CompuType's results of operations have been included with the Company's consolidated financial results from February 1997 forward. CompuType's 1997 sales, included in consolidated sales of services for the period ended March 31, 1997, were approximately $330,000.

3.  BORROWINGS

  The Company obtained a line of credit with a U.S. financial institution in January 1997 which has a maximum limit of $500,000, bears interest at approximately 9% and is collateralized by U.S.-based accounts receivable. At March 31, 1997, approximately $310,000 was borrowed under this credit facility. Also, in May 1997, the Company's secured credit facility with a German bank was increased from a maximum limit of DM 600,000 (approximately $360,000) to a maximum limit of DM 750,000 (approximately $450,000).

4.  EQUITY TRANSACTIONS

  In March 1997, the Company issued 652,035 shares of Common Stock upon conversion of 47,647 shares of series B Convertible Preferred Stock and 56,566 shares of series C Convertible Preferred Stock. The Preferred Stock was convertible at the option of the holder into three shares of the Company's Common Stock for series B and nine shares of the Company's Common Stock for series C.

5.  INCOME TAXES

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

6.  CONTINGENT LIABILITY

  In 1997, the Company's French subsidiary terminated certain of its employees, some of whom initiated immediate legal actions in the French legal system which handles employment-related matters. Subsequently, other former employees also initiated similar actions. In 1996, approximately $50,000 of statutorily-required costs related to the 1997 terminations were expensed. In 1997, an additional $75,000 was expensed related to the legal actions taken by specific employees.

  The Company believes it has complied with all aspects of French labor regulations in terminating the employees and intends to defend its actions vigorously. While the ultimate outcome of this matter cannot be determined, management, based on the opinion of its legal counsel, does not expect that the outcome of the legal actions will have a material adverse effect on the Company's results of operations or financial position.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto.

FOREIGN OPERATIONS

The Company serves its customers from 33 wholly-owned offices in 13 countries. The operations of the Company are predominantly located outside the U.S. and the Company is subject to the effects of foreign currency exchange rate fluctuations. For all of the Company's foreign subsidiaries, the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at weighted-average exchange rates prevailing during the year. The resultant cumulative foreign currency adjustments to the assets and liabilities are recorded as a separate component of shareholders' equity. The first quarter 1997 foreign currency equity adjustment was negative $436,000 compared to a negative adjustment of $191,000 for the first quarter of 1996. Generally, when the major foreign currencies affecting the Company weaken as compared to the U.S. dollar, the shareholders' equity adjustment is negative since the net assets denominated in foreign currencies are translated into fewer U.S. dollars. This occurred in both 1997 and 1996. As of March 31, 1997, the cumulative net effect to the Company of the equity adjustment from movements in foreign currency exchange rates was a reduction of $1.7 million in shareholders' equity. A significant portion of the cumulative foreign currency adjustment relates to changes in the recorded amount of goodwill.

In the first quarter of 1997, the Company recorded a net benefit of $88,000 for gains on foreign exchange transactions. Substantially all of this benefit was recorded in the U.K. and a majority of the U.K. gain resulted from a weakening of the UK pound from December 31, 1996 to March 31, 1997. Because the Company's U.K. subsidiary had a large amount of US$ denominated receivables outstanding as of December 31, 1996, the Company recorded a significant unrealized loss on these receivables in 1996. The strengthening of the US$ against the UK pound in 1997 has meant that most of that loss was not realized. In the first quarter of 1996, exchange adjustments resulting from foreign currency transactions which were included in the determination of net income were not material.

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

RESULTS OF OPERATIONS

The following paragraphs discuss results of operations for the three months ended March 31, 1997 as compared with the three months ended March 31, 1996, including the significant effects of fluctuating foreign currency exchange rates.

The Company reported a net loss of $576,000 for the three months ended March 31, 1997, compared to net income of $29,000 for the first three months of 1996. If foreign currency exchange rates for 1997 had remained unchanged from 1996, the Company would have recorded a net loss of $622,000 instead of $576,000 and therefore currency exchange rate fluctuations had a positive effect on reported first quarter 1997 results.

Sales of services were $8.8 million for the three months ended March 31, 1997, compared to $6.5 million for the three months ended March 31, 1996. The $2.3 million increase in reported sales for 1997 consisted of an increase in sales volume of $2.4 million and a decrease of $147,000 due to currency exchange rate variances. The increase in sales volume in the first quarter of 1997 over the first quarter of 1996 is due to increases in sales in nearly all markets in which the Company has a presence, but most particularly in the Company's North American and German offices. Contributions from new offices, especially in the Netherlands and Japan, also boosted sales in 1997 over 1996, as did sales attributable to CompuType, a U.K. company acquired in January 1997.

The increase in sales volume is a result of generally expanding needs for language-related services in an increasingly global marketplace where more and more businesses are entering foreign markets and becoming involved in worldwide trade. An example of this is the software industry which has significant and increasing needs for product localization services such as those provided by the Company. Also having a beneficial effect on sales levels is the Company's increasing emphasis on online services (including the Internet) both as a marketing tool and as a means to communicate with and interact with clients.

The Company competes on the basis of capability, quality, service and geographical proximity to clients and potential clients. The Company has opened several new offices and expanded existing offices in recent years in order to increase its market share in what management believes has been and will continue to be a growth industry. The intense price competition which the Company encountered in prior years continues to limit the prices the Company can charge in the marketplace. The industry pricing situation has not changed materially in 1997 compared to 1996.

The following table shows a comparison of sales of services in each of the Company's significant geographic areas for the three months ended March 31, 1997 and 1996, along with the effect of foreign currency exchange rate fluctuations on sales between periods. Intercompany sales are normally billed on a margin-sharing basis. All intercompany sales are eliminated in determining the totals.

Thousands of dollars
                                                         Increase (Decrease) in
                            Three Months                Sales of Services due to      Total
                           Ended March 31                Sales         Currency     Increase
                          1997         1996             Volume       Fluctuations  (Decrease)
United States           $1,874       $  669             $1,205          $   -        $1,205
Canada                   1,287          962                316              9           325
Europe                   6,287        5,389              1,112           (214)          898
Asia                       874          575                333            (34)          299
Eliminations            (1,555)      (1,107)              (540)            92          (448)
Total Sales             $8,767       $6,488             $2,426          $(147)       $2,279

As shown in the above table, every major  geographical region reported increased
sales in  1997 over  1996.   Significant changes  in sales  levels in the  major
geographic regions are discussed in the following paragraphs.

SALES OF SERVICES BY GEOGRAPHIC AREA

U.S. sales increased $1.2 million or 180% in 1997 over 1996. Historically, U.S. sales have fluctuated widely from period to period due to industry conditions which were often less predictable and stable than those found in some of the Company's foreign markets. Such conditions were characterized by the relative inexperience of many U.S. companies in translation and localization of language, as it related to international business, and clients which were not sophisticated in the nuances of marketing to foreign countries and thus unaware of the importance of related language issues. These factors, along with the unpredictable timing and the nonrecurring nature of many large translation projects for U.S. companies, resulted in an order stream which has varied from period to period, but which has improved dramatically over the past year.

U.S. sales increased significantly from 1996 to 1997, due largely to a rise in the number and size of projects for existing and new clients, especially software localization services for companies in the computer hardware, software development and computer-based training industries. Much of this increase is due to aggressive sales and marketing efforts initiated in late 1995 and early 1996. Management expectations for the U.S. are for a general continuation of growth in sales, especially to the computer and computer-based training industries, but the predictability and timing of actual orders from clients is uncertain and the high growth rate of 180% achieved in the first quarter of 1997 is unlikely to be sustained throughout the year.

Canada's reported sales for 1997 represented an increase over 1996 of 34%, almost all of which is related to actual increases in sales volume with very little effect from fluctuating foreign currency exchange rates. The increase in sales in Canada was due primarily to ongoing aggressive marketing and sales efforts, the procurement of new large long-term contracts and increased international trading. These increases in sales have occurred despite continued economic and political challenges in Canada, which are still present and which could eventually depress sales if the economy or the political situation deteriorates in the future. Nevertheless, due primarily to several new large multi-year contracts, which were negotiated in 1996, but which didn't begin until 1997, management believes it is likely that 1997 revenues in Canada will continue to exceed 1996 levels.

In 1997, sales in Europe of $6.3 million represented approximately 61% of the Company's consolidated sales and grew by $900,000 over 1996 sales levels, or by 17% year over year (21% absent the effects of fluctuating foreign currency exchange rates). Sales increased in every European country in which the Company has offices, except in Spain, which experienced a 22% decline, and in Switzerland, which was closed at the end of 1996. Most of the increase in European sales was the result of a 34% growth rate in Germany, which is the Company's second largest single market, and in the Netherlands, which recorded sales of approximately $250,000 in 1997 but had essentially no sales in 1996. The U.K., the Company's largest market, experienced only a 3% increase in sales from 1996 to 1997. The U.K. and Germany accounted for 86% of Europe's total sales in 1997, compared to 87% in 1996.

The U.K. growth rate of 3% is much lower than the growth rates experienced in recent years and was due primarily to decreased sales from the Company's largest client as this client reduced the number and size of purchase orders in 1997 from historical levels. This decrease was tempered by the sales of CompuType, a company acquired in January 1997 (see note 2 to the Consolidated Financial Statements). Primarily because of the acquisition of CompuType, management expects reported sales in the U.K. to continue to increase, but the actual rate of increase will depend on many factors which are subject to constant change. In particular, sales in this country are greatly dependent upon the number and size of orders from large clients.

In Germany, a high rate of growth was achieved in 1997, compared to the first quarter of 1996. Due largely to a very sluggish economy, evidenced by the unemployment rate which increased to post WWII highs in 1996, the Company's sales in Germany were unusually low in early 1996. Despite the ongoing effects of the economic slowdown, sales were strong in 1997, as management increased its sales and marketing efforts, including certain sales of lower-margin services, to more effectively utilize capacity. While management is expecting revenue growth to continue in 1997, the uncertain economic conditions in Germany will likely have a dampening effect on the Company's ability to increase sales.

The Company opened offices in the Netherlands and in Ireland in late 1995 and in Belgium in late 1996. The Belgium office is a high volume, high quality production facility servicing the needs of other ALPNET offices. The other new offices, along with the investments made in human and equipment resources in existing offices in recent years, are expected to help the Company increase its revenues in Europe as demand for language services in this region continues to expand.

Sales in Asia of $874,000 in 1997 grew by 52% over 1996 levels, with relatively little effect from currency exchange rate fluctuations. The Company significantly expanded its Asian presence in late 1995 by adding an office in The People's Republic of China and in early 1996 by opening an office in Tokyo. Also, the Company's offices in Singapore and Korea were expanded significantly during the later half of 1996. Since its opening, the China office has functioned only as a production facility for sales made in other offices of the Company, but China is expected to begin to sell to local companies in the future and contribute to the growth of sales in Asia in coming years. The Company's Tokyo office has also served primarily as a production facility for sales made elsewhere in the Company, and has therefore helped other offices sell to new and existing clients that have needs for Japanese language services. This office has begun to sell to Japanese clients in 1997, which is expected to help further accelerate sales growth in Asia in 1997.

While the growth rate in Asian sales was high from 1996 to 1997, in general the capacity developed in 1996 was underutilized in the first quarter of 1997 and contributed to the operating loss sustained in the quarter. Management does not expect this underutilization situation to continue, due to increases in customer orders for work to be produced into the major Asian languages. The Company will close its Hong Kong office in May 1997 as a result of continuing losses and declining strategic importance. Sales of this office were not material in either 1997 or in 1996, but a provision of approximately $50,000 was recorded in the first quarter of 1997 to recognize the costs of closing the office. Other Asian offices are now producing most of the Chinese work historically done by the Hong Kong office.

Management expects the increased demand for Asian language services to continue as many Asian countries are experiencing very high economic growth rates and the interest in Asia from the business communities in the U.S., Europe and elsewhere remains high.

The Company's business can be impacted dramatically by changes in the strength of the economies of the countries in which it has a presence, and results of operations are highly influenced by general economic trends. Moreover, sales and profitability are increasingly affected by the number and size of larger and more complex multi-language projects. During the year 1996, the Company experienced significant fluctuations in quarterly sales and profitability levels largely as a result of the increasing number of such projects. Management expects this trend to continue in 1997. Nevertheless, the Company expects to be able to capture increased sales in an expanding market which is expected to result in overall long-term sales growth.

COST OF SERVICES SOLD

Cost of services sold as a percentage of sales of services has fluctuated primarily as a result of competition in the marketplace and the volume and nature of direct production costs of project sales in each year, especially large projects covering several accounting periods. In the first quarter of
1997, margins were negatively affected by underutilization of capacity, especially in Asia, and to a lesser extent by a higher proportion of low margin work in certain geographic areas. Management expects competitive pricing pressures to continue in the foreseeable future, and perhaps even intensify as a possible result of several recent mergers of small and mid-sized translation companies. The Company is continuing its efforts to contain costs to offset the effects of these pricing pressures. These efforts include more effective utilization of the Company's proprietary software on medium- to small-sized projects to improve the productivity of translators, and the development of stronger partnerships with clients to enable the Company to provide higher margin solution-based services to clients.

OTHER COSTS AND EXPENSES

Selling, general and administrative expenses were $1.6 million in 1997 and increased over the prior year level by 48%. These increases were due to several factors, including the overall growth of existing offices and the opening of new offices; increased marketing and sales efforts in all of the Company's markets; certain costs related to reorganizing and closing some of the Company's underperforming offices; and to a lesser extent, the effect of increased corporate overhead costs related to the Company's growth.

Development costs were $108,000 in 1997 compared to $50,000 in 1996. Development costs are related to the upgrading and expansion of the Company's proprietary language translation software developed in the early years of the Company's existence, as well as efforts related to the development and expansion of the Company's online language service product offering. The Company has enhanced certain features of its software and made it compatible with more of the ever-increasing types and versions of software being developed by the software industry which are being used by clients and potential clients. The Company expects development costs for the remainder of 1997 to continue to be higher than 1996 levels, primarily because of the ongoing need to ensure the Company's technology is compatible with the software commonly used by businesses.

Fluctuations in the amount of goodwill amortization resulted from foreign currency exchange rate fluctuations from year to year and from the Company's acquisition of CompuType in January 1997, which increased goodwill amortization by about $3,000 per month.

Net interest expense was $57,000 in 1997, which was $24,000 higher than in 1996. The increase was due primarily to higher average balances outstanding under revolving lines of credit, caused by growth in sales and related accounts receivable; increases in long-term debt used to finance certain equipment purchases; and a term loan obtained in January 1997 to finance a portion of the CompuType acquisition. Interest expense in future periods is expected to increase somewhat over recent levels as the Company plans to increase borrowings under revolving lines of credit as sales grow, and to continue to use long-term debt to finance certain equipment purchases. Also, any investments beyond modest requirements related to sales growth could require additional debt or equity financing which would impact future levels of interest expense.

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

After consideration of the effect of the utilization of net operating loss carryforwards, income tax expense was $45,000 in 1997, compared to $36,000 in 1996. Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization of net operating loss carryforwards in many of those jurisdictions. The U.S. parent company has no net operating loss carryforwards for state income tax purposes.

LIQUIDITY AND SOURCES OF CAPITAL

In the first quarter of 1997, the Company had a negative cash flow from operations of approximately $430,000 compared with a positive cash flow from operations in the first quarter of 1996 of $430,000. In 1997, the Company's investing activities consisted of the acquisition of CompuType (see note 2 to the Consolidated Financial Statements) and the acquisition of equipment needed to maintain or upgrade production capability. In 1996, investing activities consisted primarily of the acquisition of equipment.

Financing activities for both periods included fluctuations in the amounts utilized under bank lines of credit used to finance the Company's working capital needs, and changes in outstanding debt used to finance equipment purchases. Additionally, in 1997 the Company obtained a long-term unsecured loan for approximately $320,000 used to finance a portion of the CompuType acquisition. In 1997, the Company's non-cash financing activities included the conversion by a shareholder of certain of the Company's Preferred Stock to Common Stock, as described in more detail in note 4 to the Consolidated Financial Statements.

As of March 31, 1997, the Company's cash and cash equivalents were approximately $900,000, representing a decrease of approximately $100,000 during the first quarter of 1997. At March 31, 1997, the Company had working capital of approximately $1.6 million compared to $2.3 million at December 31, 1996. The decrease in working capital during the quarter was attributable primarily to the net loss incurred in the period.

The Company's primary working capital requirements relate to the funding of accounts receivable. The Company funds some of its working capital needs with various lines of credit with financial institutions in the U.S., Canada, the U.K., Germany and Spain. Most of the lines of credit are secured by accounts receivable and other assets of the Company or its subsidiaries. As of March 31, 1997, the Company had unused amounts under these lines of credit of approximately $360,000. Additionally, in May 1997, the Company's borrowing capacity under a credit facility with a German bank was increased by approximately $90,000 (see note 3 to the Consolidated Financial Statements).

The Company believes the available amounts under these lines of credit, along with current working capital, are sufficient to fund the Company's operations at current levels provided the Company can return to profitability soon, as well as enable the Company to grow at a modest level, without the need to seek significant new sources of capital. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as those which currently exist. In addition, the Company expects to be able to increase the maximum amounts which can be borrowed under credit facilities if the Company's sales increase and if the Company can remain profitable over the long term. Some of the banks which have loaned funds to the Company's subsidiaries under the credit facilities referred to above, have placed certain limits on the flow of cash outside the respective countries. Such limitations have not been an undue burden to the Company in the past, nor are they expected to be unduly burdensome in the foreseeable future.

The Company has no present significant commitments for capital expenditures, which generally consist of computer equipment and related peripheral hardware and software. Capital expenditures in future periods are expected to vary according to the overall growth of the Company. The Company plans to acquire and place additional translation services workstations in its offices in connection with future orders from customers, as such orders are received. The Company expects to finance a certain portion of future equipment costs through bank and/or leasing sources, similar to the financing arrangements entered into in recent periods.

As described in more detail in note 2 to the Consolidated Financial Statements, in January 1997 the Company acquired a U.K.-based business for cash of approximately $550,000, most of which was financed. While there are no current commitments or plans, the Company may also open additional offices in strategic locations or pursue other acquisitions worldwide, as client demands dictate and opportunities arise. The costs to open most offices have generally not been substantial and have been primarily related to the procurement of computers and other translation-related equipment and, in certain instances, for office premises. The Tokyo office, opened in early 1996, was an exception to this general situation, due both to the larger size of that office and the high cost of doing business in Japan. The costs of any additional offices to be opened in the future can also be expected to vary based on size and location and could require certain amounts of cash beyond the amount that can be generated through operations, depending on profitability.

As of December 31, 1996, the Company closed its Switzerland office and in May 1997 will close its Hong Kong office. In addition, a restructuring of the Paris office took place in early 1997. These office closures and the restructuring have had or will have a negative effect on cash flow of approximately $200,000. No other significant office closures or restructurings are currently planned.

The Company believes it has the ability to issue additional debt or equity securities if necessary, but does not currently have any firm plans to do so. In past years, the Company has relied on major shareholders of the Company to fund certain obligations, but the Company has no firm commitments from, nor are there any obligations of, any such shareholders to provide any debt or equity funds to the Company. In order for the Company to fund investments beyond modest growth in operations, such as for significantly new or expanded services or product lines, additional debt or equity funds will likely be required.

Management believes that current working capital and available lines of credit, together with increased revenues, will enable the Company to meet its financial obligations during 1997. It is more difficult to assess cash flows beyond 1997 and the ability of the Company to meet its commitments without additional sources of capital is directly related to the Company's operations providing a positive cash flow. Should the Company's operations fail to provide adequate funds to enable it to meet its future financial obligations, management has the option, because of the Company's organizational structure, to cut costs by selectively eliminating operations which are not contributing to the Company financially, as was done by closing the Switzerland office in 1996 and the Hong Kong office in May 1997.

Inflation has not been a significant factor in the Company's operations; competition, however, has been and is expected to remain a major factor. To the extent permitted by competition and general economic and market conditions, the Company will pass on increased costs from inflation and operations to clients by increasing prices.

Due to prior years' operating losses, the Company and many of its subsidiaries have net operating loss carryforwards available to offset future taxable income in the various countries in which the Company operates. As a result, the Company historically has not had significant income tax liabilities requiring the expenditure of cash. Due to currently available net operating loss carryforwards, the Company expects this general trend to continue through 1997 and for several years into the future, for those offices acquired many years ago and which have sustained large losses in previous years. The levels of net operating losses available to offset future taxable income are generally much lower for the new offices opened in recent years.

Substantially all of the Company's deferred tax assets at March 31, 1997 were comprised of net operating loss carryforwards for which the Company has provided allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards exist, and the specific rules and regulations governing the utilization of such losses, including the dates by which the losses must be used.

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

PART II:  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       The following exhibits are included herein:

          11  Statement Re: Computation of Per Share Earnings

          27  Financial Data Schedule

(b) The Company has filed the following reports on Form 8-K during the three months ended March 31, 1997.

Date of
Report    Item Reported

03/13/97 ALPNET Announces Unaudited 1996 Results and ALPNET Announces 20% Increase in Sales


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ALPNET, INC.
                                          Registrant


Date:  12 May 1997                        \s\  Thomas F. Seal
                                          Thomas F. Seal
                                          President and Chief Executive Officer


Date:  12 May 1997                        \s\  D. Kerry Stubbs
                                          D. Kerry Stubbs
                                          Chief Financial Officer