Form 10-Q
period 1997-06-30
ALPNET INC
filed 1997-08-13
CIK 712425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1997

                                       or

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

The number of shares outstanding of the registrant's no par value Common Stock as of August 11, 1997 was 18,536,696.


ALPNET, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Statements of Operations--Three months ended June 30, 1997 and 1996, and Six months ended June 30, 1997 and 1996 . . . . . .

         Consolidated Balance Sheets--June 30, 1997 and December 31, 1996 .

         Consolidated Statements of Cash Flows--Six months ended June 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . .

         Notes to Consolidated Financial Statements--June 30, 1997  . . . .

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . . . . .

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . .

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

                                                      Three Months Ended            Six Months Ended
                                                           June 30                       June 30
Thousands of dollars and shares                      1997            1996          1997           1996
SALES OF SERVICES                                 $10,447          $9,025       $19,214        $15,513

OPERATING EXPENSES:
  Cost of services sold                             7,897           6,728        15,318         11,891
  Selling, general and administrative
    expenses                                        1,594           1,374         3,208          2,460
  Development costs                                    95              32           203             82
  Amortization of goodwill                             99              89           197            179
Total operating expenses                            9,685           8,223        18,926         14,612
OPERATING INCOME                                      762             802           288            901

Interest expense, net                                  83              28           140             61
Income before income taxes                            679             774           148            840

Income taxes                                           60             112           105            148

NET INCOME                                        $   619          $  662       $    43        $   692

NET INCOME PER SHARE                              $  .024          $ .026       $  .002        $  .027

Weighted average shares of Common
 Stock and Common Stock equivalents
 outstanding                                       25,283          25,679        21,656         25,611

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

                                                                  June 30              December 31
Thousands of dollars                                                1997                   1996

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $ 1,366                $ 1,034
  Trade accounts receivable, less allowance of
    $247 in 1997 and $219 in 1996                                  7,625                  6,529
  Work-in-process                                                    609                    487
  Prepaid expenses and other                                         716                    949
Total current assets                                              10,316                  8,999

PROPERTY, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS:
    Office facilities and leasehold
     improvements                                                    309                    318
    Equipment                                                      5,103                  4,789
                                                                   5,412                  5,107
    Less accumulated depreciation and
     amortization                                                  3,630                  3,236
Net property, equipment and leasehold
  improvements                                                     1,782                  1,871

OTHER ASSETS:
  Goodwill, less accumulated amortization
     of $3,277 in 1997 and $3,380 in 1996                          5,970                  6,087
  Other                                                              282                    310
Total other assets                                                 6,252                  6,397

TOTAL ASSETS                                                     $18,350                $17,267

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)--continued

                                                                 June 30              December 31
Thousands of dollars and shares                                    1997                   1996

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks                                        $ 2,617                $ 1,959
  Accounts payable                                                2,562                  2,225
  Accrued payroll and related benefits                              767                    922
  Other accrued expenses                                          1,302                    897
  Deferred revenue                                                  247                    391
  Income taxes payable                                              146                     53
  Current portion of long-term debt                                 287                    203
Total current liabilities                                         7,928                  6,650

Long-term debt, less current portion                                523                    262

Commitments and contingencies (note 6)

SHAREHOLDERS' EQUITY:
  Convertible Preferred Stock, no par value;
    authorized 2,000 shares; issued and
    outstanding 615 shares in 1997 and 719
    shares in 1996                                                1,808                  2,095
  Common Stock, no par value; authorized
    40,000 shares; issued and outstanding
    18,537 shares in 1997 and 17,883 shares
    in 1996                                                      40,516                 40,228
  Accumulated deficit                                           (30,690)               (30,733)
  Equity adjustment from foreign currency translation            (1,735)                (1,235)
  Total shareholders' equity                                      9,899                 10,355

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                        $18,350                $17,267

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

                                                                               Six Months Ended June 30
Thousands of dollars                                                            1997             1996
OPERATING ACTIVITIES:
  Net income                                                                  $   43           $  692
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization of property,
      equipment and leasehold improvements                                       327              194
     Amortization of goodwill                                                    197              179
     Other                                                                        32               24
     Changes in operating assets and liabilities, net of effect of acquisition:
       Trade accounts receivable                                              (1,117)          (1,674)
       Accounts payable and accrued expenses                                     729              853
       Other                                                                      23             (219)
Net cash provided by operating activities                                        234               49

INVESTING ACTIVITIES:
  Purchase of property, equipment and
    leasehold improvements                                                      (269)            (398)
  Payment for acquisition, net of cash acquired                                 (508)               -
Net cash used in investing activities                                           (777)            (398)

FINANCING ACTIVITIES:
  Proceeds from notes payable to banks                                           718              330
  Principal payments on notes payable to banks                                   (20)             (54)
  Proceeds from long-term debt                                                   423               20
  Principal payments on long-term debt                                          (210)             (52)
  Proceeds from exercise of stock options                                          1               21
Net cash provided by financing activities                                        912              265

Effect of exchange rate changes on cash                                          (37)              (5)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             332              (89)

Cash and cash equivalents at beginning of period                               1,034            1,033

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $1,366           $  944

CASH PAID DURING THE PERIOD FOR:
  Interest                                                                    $  137           $   62
  Income taxes                                                                    42              128

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 1997

1. BASIS OF PRESENTATION

  ALPNET, Inc. (the "Company") is a United States publicly-owned corporation with multinational operations. The Company provides language translation, product localization, and multilingual publishing services to businesses engaged in international trade. The principal markets for the Company's services are North America, Western Europe, and Asia.

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the respective complete years. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

2. ACQUISITION

  In January 1997, the Company acquired all of the outstanding stock of CompuType Ltd., a U.K.-based provider of specialty desktop publishing and pre-press services, in a transaction accounted for as a purchase. The acquisition cost of approximately $550,000 was paid in cash, and exceeded the fair values of the net assets acquired by approximately $400,000, which excess was recorded as goodwill and is being amortized on the straight-line method over 12 years. The acquisition was financed primarily by (1) a 200,000 pound (approximately $330,000) unsecured term loan with the Company's U.K. bank, repayable over 5 years, bearing interest at approximately 9%; and
  (2) an increase of 100,000 pounds (approximately $170,000) in the Company's credit facility with this bank. CompuType's results of operations have been included with the Company's consolidated financial results from February 1997 forward. CompuType's 1997 sales, included in consolidated sales of services for the period ended June 30, 1997, were approximately $730,000.

3. BORROWINGS

  In addition to the loans described in note 2, the following changes in borrowings have occurred since December 31, 1996.

  The Company obtained a line of credit with a U.S. financial institution in January 1997 which has a maximum limit of $500,000, bears interest at approximately 9% and is collateralized by U.S.-based accounts receivable. At June 30, 1997, approximately $470,000 was borrowed under this credit facility. In May 1997, the Company's secured credit facility with a German bank was increased from a maximum limit of DM 600,000 (approximately $340,000) to a maximum limit of DM 750,000 (approximately $430,000). In July 1997, the Company obtained a mortgage with a bank in Spain, secured by the Company's office facility in Barcelona. The mortgage is for approximately $150,000, is repayable over ten years and bears interest at approximately 8%.

4. EQUITY TRANSACTIONS

  In March 1997, the Company issued 652,035 shares of Common Stock upon conversion of 47,647 shares of series B Convertible Preferred Stock and 56,566 shares of series C Convertible Preferred Stock. Each share of Preferred Stock was convertible at the option of the holder into three shares of the Company's Common Stock for series B and nine shares of the Company's Common Stock for series C.

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

  The Company believes it complied with all aspects of applicable French labor regulations in terminating the employees and intends to defend its actions vigorously. While the ultimate outcome of this matter cannot be determined, management, based on the opinion of its French legal counsel, does not expect that the outcome of the legal actions will have a material adverse effect on the Company's results of operations or financial position.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto.

FOREIGN OPERATIONS

The Company serves its customers from 33 wholly-owned offices in 13 countries. The operations of the Company are predominantly located outside the U.S. and the Company is subject to the effects of foreign currency exchange rate fluctuations. For all of the Company's foreign subsidiaries, the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at weighted-average exchange rates prevailing during the period. The resultant cumulative foreign currency adjustments to the assets and liabilities are recorded as a separate component of shareholders' equity. The foreign currency equity adjustment for the first six months of 1997 was negative $500,000 compared to a negative adjustment of $160,000 for the first six months of 1996. Generally, when the major foreign currencies affecting the Company weaken as compared to the U.S. dollar, the shareholders' equity adjustment is negative since the net assets denominated in foreign currencies are translated into fewer U.S. dollars. This occurred in both 1997 and 1996. As of June 30, 1997, the cumulative net effect to the Company of the equity adjustment from movements in foreign currency exchange rates was a reduction of $1.7 million in shareholders' equity. A significant portion of the cumulative foreign currency adjustment relates to changes in the recorded amount of goodwill.

In the first six months of 1997, the Company recorded a net benefit of $99,000 for gains on foreign exchange transactions. Substantially all of this benefit was recorded in the U.K., and a majority of the U.K. gain resulted from a weakening of the UK pound from December 31, 1996 to June 30, 1997. Because the Company's U.K. subsidiary had a large amount of US$ denominated receivables outstanding as of December 31, 1996, the Company recorded an unrealized loss on these receivables in 1996. The strengthening of the US$ against the UK pound in 1997 has meant that most of that loss was not realized. In the first six months of 1996, exchange gains and losses resulting from foreign currency transactions included in the determination of net income were not material.

Because most of the Company's operations are located outside the U.S. and its foreign operations' financial results must be translated into U.S. dollars, the Company's actual and reported financial results and financial condition are susceptible to movements in foreign currency exchange rates. The Company has relatively few long-term monetary assets and liabilities denominated in currencies other than the U.S. dollar, and therefore does not have any ongoing hedging programs in place to manage currency risk.

RESULTS OF OPERATIONS

The following paragraphs discuss results of operations for the three- and six-month periods ended June 30, 1997 as compared with the three- and six-month periods ended June 30, 1996, including the significant effects of fluctuating foreign currency exchange rates.

The Company reported net income of $619,000 for the three months ended June 30, 1997, compared to net income of $662,000 for the three months ended June 30, 1996. If foreign currency exchange rates for 1997 had remained unchanged from 1996, the Company would have reported net income of approximately $589,000 instead of $619,000.

The Company reported net income of $43,000 for the six months ended June 30, 1997 compared to $692,000 for the six months ended June 30, 1996. If foreign currency exchange rates for 1997 had remained unchanged from 1996, the Company would have reported a net loss of approximately $35,000 instead of net income of $43,000.

Sales of services were $10.4 million for the three months ended June 30, 1997, compared to $9.0 million for the three months ended June 30, 1996. The $1.4 million increase in reported sales for 1997 consisted of an increase in sales volume of $1.6 million and a decrease of $200,000 due to fluctuating currency exchange rates.

Sales of services were $19.2 million for the six months ended June 30, 1997 compared to $15.5 million for the six months ended June 30, 1996. The $3.7 million increase in reported sales from the first half of 1996 to the first half of 1997 consisted of an increase in sales volume of $4.0 million and a decrease of $300,000 due to fluctuating currency exchange rates. The increases in sales volume in 1997 over 1996 are due to increases in sales in nearly all markets in which the Company has a presence, but most particularly in the Company's North American and German offices. Contributions from new offices, especially in the Netherlands and Japan, also boosted sales in 1997 over 1996, as did sales attributable to CompuType, a U.K. company acquired in January 1997.

The increase in sales volume is a result of generally expanding needs for language-related services in an increasingly global marketplace where more and more businesses are entering foreign markets and becoming involved in worldwide trade. An example of this is the software industry which has significant and increasing needs for product localization services such as those provided by the Company. Also having a beneficial effect on sales levels is the Company's use of online services (including the Internet) both as a marketing tool and as a means to communicate and interact with clients.

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

The following table shows a comparison of sales of services in each of the Company's significant geographic areas for the six months ended June 30, 1997 and 1996, along with the effect of foreign currency exchange rate fluctuations on sales between periods. Intercompany sales are normally billed on a margin-sharing basis. All intercompany sales are eliminated in determining the totals.

Thousands of dollars
                                                        Increase (Decrease) in
                             Six Months                Sales of Services due to       Total
                            Ended June 30                Sales       Currency       Increase
                          1997         1996             Volume     Fluctuations    (Decrease)
United States          $ 3,806      $ 2,062             $1,744          $   -        $1,744
Canada                   2,854        2,055                815            (16)          799
Europe                  14,343       12,928              1,766           (351)        1,415
Asia                     1,970        1,514                550            (94)          456
Eliminations            (3,759)      (3,046)              (903)           190          (713)
Total Sales            $19,214      $15,513             $3,972          $(271)       $3,701


As shown in the above table, every major geographical region reported increased sales in the first six months of 1997 over the first six months in 1996. Significant changes in sales levels in the major geographic regions are discussed in the following paragraphs.

SALES OF SERVICES BY GEOGRAPHIC AREA

U.S. sales increased $1.7 million or 85% in 1997 over 1996. Historically, U.S. sales from period to period have fluctuated more widely than in other geographical areas due to industry conditions which have often been less predictable than those found in some of the Company's foreign markets. Such conditions have been characterized by the relative inexperience of many U.S. companies in translation and localization of language, as it relates to international business, and clients which were not sophisticated in the nuances of marketing to foreign countries and thus unaware of the importance of related language issues. These factors, along with the unpredictable timing and the nonrecurring nature of many large translation projects for U.S. companies, have resulted in an order stream which has varied from period to period, but which has improved dramatically during the past two years.

U.S. sales rose from 1996 to 1997, due largely to an increase in the number and size of projects for existing and new clients, especially software localization services for companies in the computer hardware, software development and computer-based training industries. Much of this increase is due to aggressive sales and marketing efforts initiated by the Company in late 1995 and early 1996. Management expectations for the U.S. are for a general continuation of growth in sales, especially to the computer and computer-based training industries, but the predictability and timing of actual orders from clients is uncertain and the high growth rate of 85% achieved in the first half of 1997 is unlikely to be sustained throughout the year.

Canada's reported sales for 1997 represent an increase over 1996 of 39%, which is related to actual increases in sales volume with virtually no effect from fluctuating foreign currency exchange rates. The increase in sales in Canada is due primarily to ongoing aggressive marketing and sales efforts and the procurement of new large long-term contracts. These increases in sales have occurred despite continuing economic and political challenges in Canada. Nevertheless, due primarily to several new large multi-year contracts, which were negotiated in 1996, but which did not begin until 1997, management believes it is likely that 1997 revenues in Canada will continue to exceed 1996 levels.

In 1997, sales in Europe of $14.3 million represent approximately 62% of the Company's consolidated sales and grew by $1.4 million over 1996 sales levels, or by 11% year over year (14% absent the effects of fluctuating foreign currency exchange rates). Most of the increase in European sales is the result of a 23% growth rate in Germany (38% absent the effects of foreign currency exchange rate fluctuations) and higher sales in the Netherlands, which had minimal sales in 1996. The U.K. and Germany accounted for 84% of Europe's total sales in 1997, compared to 87% in 1996.

U.K. sales declined 2% in 1997 compared to 1996, primarily due to an unusually strong second quarter performance in 1996 and to decreased 1997 sales to the Company's largest client which reduced the number and size of purchase orders from historical levels. This decrease was tempered by the sales of CompuType (see note 2 to the Consolidated Financial Statements). Primarily because of the acquisition of CompuType, management believes it is likely that reported second half 1997 sales in the U.K. will increase over 1996 levels, but this will depend on many factors which are subject to constant change. In particular, sales in this country are greatly dependent upon the number and size of orders from large clients.

In Germany, a high rate of growth was achieved in 1997 compared to the first half of 1996. The Company's sales in Germany were unusually low in early 1996 due largely to a sluggish economy, evidenced by the unemployment rate which increased to a post WWII high. Despite the ongoing effects of the economic slowdown, sales were strong in 1997 as management increased its sales and marketing efforts, including certain sales of lower-margin services, to more effectively utilize capacity. While management is expecting revenue growth to continue in 1997, the uncertain economic conditions in Germany could have a dampening effect on the Company's ability to increase sales.

The Company opened offices in the Netherlands and in Ireland in late 1995 and in Belgium in late 1996 and closed its Switzerland office in late 1996. The Belgium office is a high volume, high quality production facility servicing the needs of other ALPNET offices. The new European offices, along with the investments made in human and equipment resources in existing offices in recent years, are expected to help the Company increase its revenues in Europe as demand for language services in this region continues to expand.

Sales in Asia of $2.0 million in 1997 grew by 30% over 1996 levels (36% absent the effects of foreign currency exchange rate fluctuations). The Company significantly expanded its Asian presence in late 1995 by adding an office in The People's Republic of China, and in early 1996 an office in Tokyo was opened. Also, the Company's offices in Singapore and Korea were expanded significantly during the later half of 1996. Since its opening, the China office has functioned only as a production facility for sales made in other offices of the Company, but China is expected to begin to sell to local companies in the future and contribute to the growth of sales in Asia in coming years. The Company's Tokyo office has also served primarily as a production facility for sales made elsewhere in the Company, and has therefore helped other offices sell to new and existing clients that have needs for Japanese language services. This office started to sell to local Japanese clients in 1997, which is expected to help further accelerate sales growth in Asia in 1997.

In general, the Asian capacity developed in 1996 was underutilized in the first quarter of 1997 and contributed to the operating loss sustained in that quarter. Underutilization also occurred in the second quarter of 1997, but was less pronounced than earlier in the year. Management does not expect this underutilization situation to continue in the long term, due to increases in customer orders for work to be produced into the major Asian languages. The Company closed its Hong Kong office in May 1997 as a result of continuing losses and declining strategic importance. Sales of this office were not material in either 1997 or in 1996, but a provision of approximately $50,000 was recorded in the first quarter of 1997 to recognize the costs of closing the office. Other Asian offices are now producing most of the Chinese work historically done by the Hong Kong office.

Management expects the increased demand for Asian language services to continue as many Asian countries are experiencing very high economic growth rates and interest in Asia from the business communities in the U.S., Europe and elsewhere remains high.

The Company's business can be impacted dramatically by changes in the strength of the economies of the countries in which it has a presence, and results of operations are highly influenced by general economic trends. Moreover, sales and profitability are increasingly affected by the number and size of larger and more complex multi-language projects. During 1996 and thus far in 1997, the Company experienced significant fluctuations in quarterly sales and profitability levels largely as a result of the increasing number of such projects. Management expects this trend to continue. The Company expects to be able to capture increased sales in an expanding market which is expected to result in overall long-term sales growth.

COST OF SERVICES SOLD

Cost of services sold as a percentage of sales of services has fluctuated primarily as a result of competition in the marketplace and the volume and nature of direct production costs of project sales in each year, especially large projects covering several accounting periods. In the first six months of 1997 (especially in the first quarter) margins were negatively affected by underutilization of capacity, especially in Asia, and to a lesser extent by a higher proportion of low margin work in certain geographic areas. Management expects competitive pricing pressures to continue in the foreseeable future, and perhaps even intensify as a possible result of several recent mergers of small and mid-sized translation companies. The Company is continuing its efforts to contain costs to offset the effects of these pricing pressures. These efforts include more effective utilization of the Company's proprietary software on medium- to small-sized projects to improve the productivity of translators, and the development of stronger "partnerships" with clients to enable the Company to provide higher margin solution-based services to clients.

OTHER COSTS AND EXPENSES

Selling, general and administrative expenses increased 30% for the first six months of 1997 over the first six months of 1996, and 16% for the three months ended June 30, 1997 over the three months ended June 30, 1996. These increases are due to several factors, including the overall growth of existing offices and the opening of new offices; increased marketing and sales efforts in substantially all of the Company's markets; certain costs recorded in the first quarter of 1997 related to reorganizing and closing some of the Company's underperforming offices; and to a lesser extent, the effect of increased corporate overhead costs related to the Company's growth.

Development costs were $203,000 for the first half of 1997 compared to $82,000 for the first half of 1996. Development costs are related to the upgrading and expansion of the Company's proprietary language translation software developed in the early years of the Company's existence, as well as efforts related to the development and expansion of the Company's online language service product offering. The Company has enhanced certain features of its software and made it compatible with more of the ever-increasing types and versions of software being developed by the software industry which are being used by clients and potential clients. The Company expects development costs for the remainder of 1997 to continue higher than 1996 levels, primarily because of the ongoing need to ensure the Company's technology is compatible with the software commonly used by businesses.

Fluctuations in the amount of goodwill amortization resulted from foreign currency exchange rate fluctuations from year to year and from the Company's acquisition of CompuType in January 1997, which increased goodwill amortization by about $3,000 per month.

Net interest expense of $140,000 for the first six months of 1997 was 130% higher than for the same period in 1996. There was also a large increase for the second quarter of 1997 compared to the second quarter of 1996. These increases are due primarily to higher average balances outstanding under revolving lines of credit, caused by growth in sales and related accounts receivable; increases in long-term debt used to finance certain equipment purchases; and a term loan obtained in January 1997 to finance a portion of the CompuType acquisition. Interest expense for the remainder of 1997 is expected to continue to outpace 1996 levels as the Company expects borrowings under revolving lines of credit to increase as sales grow, and the Company plans to continue to use long-term debt to finance certain equipment purchases. Also, any investments beyond modest requirements related to sales growth could require additional debt or equity financing which would impact future levels of interest expense.

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

After consideration of the effect of the utilization of net operating loss carryforwards, income tax expense was $105,000 for the first six months of 1997 ($60,000 for the second quarter), compared to $148,000 for the first six months of 1996 ($112,000 for the second quarter). Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization of net operating loss carryforwards in many of those jurisdictions. The U.S. parent company has a net operating loss carryforward for U.S. Federal tax purposes but has no net operating loss carryforwards for state income tax purposes.

LIQUIDITY AND SOURCES OF CAPITAL

In the first half of 1997, the Company had a positive cash flow from operations of approximately $230,000 compared with a positive cash flow from operations in the first half of 1996 of approximately $50,000. In 1997, the Company's investing activities consisted of the acquisition of CompuType (see note 2 to the Consolidated Financial Statements) and the acquisition of equipment needed to maintain or upgrade production capability. In 1996, investing activities consisted of the acquisition of equipment.

Financing activities for both periods included fluctuations in the amounts utilized under bank lines of credit used to finance the Company's working capital needs, and changes in outstanding debt used to finance equipment purchases. Additionally, in 1997 the Company obtained a long-term unsecured loan for approximately $330,000 used to finance a portion of the CompuType acquisition. In 1997, the Company's non-cash financing activities include the conversion by a shareholder of certain of the Company's Preferred Stock to Common Stock, as described in more detail in note 4 to the Consolidated Financial Statements.

As of June 30, 1997, the Company's cash and cash equivalents were approximately $1.4 million, representing an increase of approximately $300,000 during the first half of 1997. At June 30, 1997, the Company had working capital of approximately $2.4 million compared to $2.3 million at December 31, 1996.

The Company's primary working capital requirements relate to the funding of accounts receivable. The Company funds some of its working capital needs with various lines of credit with financial institutions in the U.S., Canada, the U.K., Germany and Spain. Most of the lines of credit are secured by accounts receivable and other assets of the Company or its subsidiaries. As of June 30, 1997, the Company had unused amounts under these lines of credit of approximately $580,000. Additionally, in July 1997, the Company obtained a mortgage with a bank in Spain for approximately $150,000 (see note 3 to the Consolidated Financial Statements).

Provided the Company remains profitable, the Company believes the available amounts under lines of credit combined with current working capital are sufficient to fund the Company's operations at current levels and enable the Company to grow at a modest level, without the need to seek significant new sources of capital. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as those which currently exist. In addition, the Company expects to be able to increase the maximum amounts which can be borrowed under credit facilities if the Company's sales increase and if the Company can remain profitable over the long term. Some of the banks which have loaned funds to the Company's subsidiaries under the credit facilities referred to above, have placed certain limits on the flow of cash outside the respective countries. Such limitations have not been an undue burden to the Company in the past, nor are they expected to be unduly burdensome in the foreseeable future.

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

As described in more detail in note 2 to the Consolidated Financial Statements, in January 1997 the Company acquired a U.K.-based business for cash of approximately $550,000, most of which was financed. While there are no current commitments or plans, the Company may pursue other acquisitions worldwide or open additional offices in strategic locations, as client demands dictate and opportunities arise. The costs to open most offices have generally not been substantial and have been primarily related to the procurement of computers and other translation-related equipment and, in certain instances, for office premises. The Tokyo office, opened in early 1996, was an exception to this general situation, due both to the larger size of that office and the high cost of doing business in Japan. The costs of any additional offices to be opened in the future can also be expected to vary based on size and location and could require certain amounts of cash beyond the amount that can be generated through operations, depending on profitability.

As of December 31, 1996, the Company closed its Switzerland office and in May 1997 closed its Hong Kong office. In addition, a restructuring of the Paris office took place in early 1997. These office closures and the restructuring have had or will have a negative effect on cash flow of approximately $200,000. No other significant office closures or restructurings are currently planned.

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

Management believes that current working capital together with available lines of credit will enable the Company to meet its financial obligations during 1997. It is more difficult to assess cash flows beyond 1997 and the ability of the Company to meet its commitments without additional sources of capital is directly related to the Company's operations providing a positive cash flow. Should the Company's operations fail to provide adequate funds to enable it to meet its future financial obligations, management has the option, because of the Company's organizational structure, to cut costs by selectively eliminating operations which are not contributing to the Company financially, as was done by closing the Switzerland and Hong Kong offices.

Inflation has not been a significant factor in the Company's operations. Competition, however, has been and is expected to remain a major factor. To the extent permitted by competition and general economic and market conditions, the Company will pass on increased costs from inflation and operations to clients by increasing prices.

Due to prior years' operating losses, the Company and many of its subsidiaries have net operating loss carryforwards available to offset future taxable income in the various countries in which the Company operates. As a result, the Company historically has not had significant income tax liabilities requiring the expenditure of cash. Due to currently available net operating loss carryforwards, the Company expects this general trend to continue through 1997 and for several years into the future, for those offices acquired many years ago which have sustained large losses in previous years. The levels of net operating losses available to offset future taxable income are generally much lower for the new offices opened in recent years.

Substantially all of the Company's deferred tax assets at June 30, 1997 were comprised of net operating loss carryforwards for which the Company has provided allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards exist, and the specific rules and regulations governing the utilization of such losses, including the dates by which the losses must be used.

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

Forward looking statements contained in this Management's Discussion and Analysis involve numerous risks and uncertainties that could cause actual results to be materially different from estimated or expected results. Such risks and uncertainties include, among many others, fluctuating foreign currency exchange rates, changing levels of demand for the Company's services, the effect of constantly changing general economic and political conditions in all of the various countries in which the Company has operations, the impact of competitive services and pricing, uncertainties caused by clients (including the timing of projects and changes in the scope of services requested), and other risks and uncertainties that may be disclosed from time to time in future public statements or in documents filed with the Securities and Exchange Commission. As a result, no assurance can be given as to future results.


                           PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

       11  Statement Re: Computation of Per Share Earnings
       21  Subsidiaries of Registrant
       27  Financial Data Schedule

(b) The Company has filed the following reports on Form 8-K during the three months ended June 30, 1997.

Date of
Report    Item Reported

05/07/97  ALPNET Announces First Quarter 1997 Results


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ALPNET, INC.
                                          Registrant


Date: 11 August 1997                      /s/ Michael F. Eichner
                                          Michael F. Eichner
                                          Chairman of the Board


Date: 11 August 1997                      /s/ D. Kerry Stubbs
                                          D. Kerry Stubbs
                                          Chief Financial Officer