Form 10-Q
period 1997-09-30
ALPNET INC
filed 1997-11-12
CIK 712425

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from ________________ to ________________ .

Commission file number 0-15512.

                                  ALPNET, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Utah                                          87-0356708
---------------------------------             ----------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

4460 South Highland Drive, Suite #100
     Salt Lake City, Utah                                  84124-3543
----------------------------------------      ----------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (801) 273-6600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes   X       No
                                                     -----        -----

The number of shares outstanding of the registrant's no par value Common Stock as of November 10, 1997 was 18,540,296.

ALPNET, INC. AND SUBSIDIARIES

                                     INDEX


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Consolidated Financial Statements (Unaudited):

        Consolidated Statements of Operations--Three months ended September 30,
         1997 and 1996, and Nine months ended September 30, 1997
         and 1996............................................................  3

        Consolidated Balance Sheets--September 30, 1997 and
         December 31, 1996...................................................  4

        Consolidated Statements of Cash Flows--Nine months ended
         September 30, 1997 and 1996.........................................  6

        Notes to Consolidated Financial Statements--September 30,
         1997................................................................  7

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................  9


PART II.   OTHER INFORMATION
----------------------------

Item 6.  Exhibits and Reports on Form 8-K.................................... 17



SIGNATURES................................................................... 18
----------

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------  ---------------------------------------------

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

                                        Three Months Ended  Nine Months Ended
                                           September 30       September 30
Thousands of dollars and shares            1997      1996      1997      1996
--------------------------------------------------------------------------------
SALES OF SERVICES                       $10,231    $7,545   $29,445   $23,058

OPERATING EXPENSES:
 Cost of services sold                    7,434     6,099    22,752    17,990
 Selling, general and administrative
  expenses                                1,664     1,204     4,872     3,664
 Development costs                           94        60       297       142
 Amortization of goodwill                    96        90       293       269
                                        ---------------------------------------
Total operating expenses                  9,288     7,453    28,214    22,065
                                        ---------------------------------------
OPERATING INCOME                            943        92     1,231       993

Interest expense, net                        61        40       201       101
                                        ---------------------------------------
Income before income taxes                  882        52     1,030       892

Income taxes                                140        30       245       178
                                        ---------------------------------------

NET INCOME                              $   742    $   22   $   785   $   714
                                        =======================================


NET INCOME PER SHARE                    $  .029    $ .001   $  .034   $  .028
                                        =======================================


Weighted average shares of Common
  Stock and Common Stock equivalents
  outstanding                            25,630    26,344    22,980    25,856
                                        =======================================

See accompanying notes.


ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)


                                                September 30   December 31
Thousands of dollars                                 1997          1996
--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                        $ 1,610       $ 1,034
 Trade accounts receivable, less allowance of
  $302 in 1997 and $219 in 1996                     8,344         6,529
 Work-in-process                                      864           487
 Prepaid expenses and other                           744           949
                                               -------------------------
Total current assets                               11,562         8,999

PROPERTY, EQUIPMENT AND LEASEHOLD
 IMPROVEMENTS:
  Office facilities and leasehold
    improvements                                      299           318
  Equipment                                         5,235         4,789
                                               -------------------------
                                                    5,534         5,107
  Less accumulated depreciation and
    amortization                                    3,645         3,236
                                               ------------------------
Net property, equipment and leasehold
 improvements                                       1,889         1,871
OTHER ASSETS:
 Goodwill, less accumulated amortization
   of $3,400 in 1997 and $3,380 in 1996             5,742         6,087
 Other                                                270           310
                                               -------------------------
Total other assets                                  6,012         6,397
                                               -------------------------
TOTAL ASSETS                                      $19,463       $17,267
                                               =========================


See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)--continued

                                                        September 30    December 31
Thousands of dollars and shares                              1997           1996
-----------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable to banks                                 $  2,643        $ 1,959
 Accounts payable                                          2,712          2,225
 Accrued payroll and related benefits                        844            922
 Other accrued expenses                                    1,091            897
 Deferred revenue                                            486            391
 Income taxes payable                                        299             53
 Current portion of long-term debt                           354            203
                                                     ----------------  -----------
Total current liabilities                                  8,429          6,650

Long-term debt, less current portion                         638            262

Commitments and contingencies (note 6)

SHAREHOLDERS' EQUITY:
Convertible Preferred Stock, no par value;
  authorized 2,000 shares; issued and
  outstanding 615 shares in 1997 and 719
  shares in 1996                                           1,808          2,095
Common Stock, no par value; authorized
  40,000 shares; issued and outstanding
  18,537 shares in 1997 and 17,883 shares
  in 1996                                                 40,509         40,228
Accumulated deficit                                      (29,948)       (30,733)
Equity adjustment from foreign currency translation       (1,973)        (1,235)
                                                     ----------------  -----------
Total shareholders' equity                                10,396         10,355
                                                     ----------------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                                  $19,463        $17,267
                                                     =============================

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
                                                        Nine Months Ended September 30
Thousands of dollars                                           1997          1996
--------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
 Net income                                                  $  785        $  714
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization of property,
    equipment and leasehold improvements                        499           302
   Amortization of goodwill                                     293           269
   Other                                                         33           (42)
   Changes in operating assets and liabilities, net of effect of acquisition:
    Trade accounts receivable                                (1,976)          (29)
    Accounts payable and accrued expenses                       819           392
    Other                                                       110          (413)
                                                              -----------------------
Net cash provided by operating activities                       563         1,193

INVESTING ACTIVITIES:
 Purchase of property, equipment and
  leasehold improvements                                       (590)         (832)
 Payment for acquisition, net of cash acquired                 (508)            -
                                                              -----------------------
Net cash used in investing activities                        (1,098)         (832)

FINANCING ACTIVITIES:
 Proceeds from notes payable to banks                           893           376
 Principal payments on notes payable to banks                  (126)         (228)
 Proceeds from long-term debt                                   624           164
 Principal payments on long-term debt                          (211)          (75)
 Proceeds from exercise of stock options                          1            22
                                                         ----------------------------
Net cash provided by financing activities                     1,181           259

Effect of exchange rate changes on cash                         (70)           (8)
                                                         ----------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       576           612

Cash and cash equivalents at beginning of period              1,034         1,033
                                                         ----------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $1,610        $1,645
                                                         ============================

CASH PAID DURING THE PERIOD FOR:
 Interest                                                    $  194        $  106
 Income taxes                                                    16           162

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

September 30, 1997

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

2. ACQUISITION

   In January 1997, the Company acquired all of the outstanding stock of CompuType Ltd., a U.K.-based provider of specialty desktop publishing and pre-press services, in a transaction accounted for as a purchase. The acquisition cost of approximately $550,000 was paid in cash, and exceeded the fair values of the net assets acquired by approximately $400,000, which excess was recorded as goodwill and is being amortized on the straight-line method over 12 years. The acquisition was financed primarily by (1) a (Pounds)200,000 (approximately $330,000) term loan with the Company's U.K. bank, repayable over 5 years, bearing interest at approximately 9%; and (2) an increase of (Pounds)100,000 (approximately $170,000) in the Company's credit facility with this bank. CompuType's results of operations have been included with the Company's consolidated financial results from February 1997 forward. CompuType's 1997 sales, included in consolidated sales of services for the period ended September 30, 1997, were approximately $1,030,000.

3.  BORROWINGS

    In addition to the loans described in note 2, the following changes in borrowings have occurred since December 31, 1996.

    The Company obtained a line of credit with a U.S. financial institution in January 1997 which has a maximum limit of $500,000, bears interest at approximately 9% and is collateralized by U.S.-based accounts receivable. At September 30, 1997, approximately $380,000 was borrowed under this credit facility. In May 1997, the Company's secured credit facility with a German bank was increased from a maximum limit of DM 600,000 (approximately $340,000) to a maximum limit of DM 750,000 (approximately $430,000). In July 1997, the Company obtained a mortgage with a bank in Spain, secured by the Company's office facility in Barcelona. The mortgage is for approximately $150,000, is repayable over ten years and bears interest at approximately 8%.

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

5.  INCOME TAXES

    The Company files a consolidated U.S. Federal income tax return which includes all domestic operations. Tax returns for states within the U.S. and for foreign subsidiaries are filed in accordance with applicable local laws. Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization of net operating loss carryforwards in many of these jurisdictions.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


The following Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto.

FOREIGN OPERATIONS

The Company serves its customers from 33 wholly-owned offices in 13 countries. The operations of the Company are predominantly located outside the U.S. and the Company is subject to the effects of foreign currency exchange rate fluctuations. For all of the Company's foreign subsidiaries, the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at period-end exchange rates, and operating statement items are translated at weighted-average exchange rates prevailing during the periods presented. The resultant cumulative foreign currency adjustments to the assets and liabilities are recorded as a separate component of shareholders' equity. The foreign currency equity adjustment for the first nine months of 1997 was negative $738,000 compared to a negative adjustment of $154,000 for the first nine months of 1996. Generally, when the major foreign currencies affecting the Company weaken as compared to the U.S. dollar, the shareholders' equity adjustment is negative since the net assets denominated in foreign currencies are translated into fewer U.S. dollars. This occurred in both 1997 and 1996. As of September 30, 1997, the cumulative net effect to the Company of the equity adjustment from movements in foreign currency exchange rates was a reduction of approximately $2.0 million in shareholders' equity. A significant portion of the cumulative foreign currency adjustment relates to changes in the recorded amount of goodwill.

In the first nine months of 1997, the Company recorded a net benefit of $169,000
for gains on foreign exchange transactions.   A majority of this benefit was
recorded in the U.K., and a majority of the U.K. gain resulted from a weakening of the UK(Pounds) from December 31, 1996 to September 30, 1997. Because the Company's U.K. subsidiary had a large amount of US$ denominated receivables outstanding as of December 31, 1996, the Company recorded an unrealized loss on these receivables in 1996. The strengthening of the US$ against the UK(Pounds) in 1997 has meant that most of that loss was not realized. In the first nine months of 1996, exchange gains and losses resulting from foreign currency transactions included in the determination of net income were not material.

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


RESULTS OF OPERATIONS

The following paragraphs discuss results of operations for the three- and nine-month periods ended September 30, 1997 as compared with the three- and nine-month periods ended September 30, 1996, including the significant effects of fluctuating foreign currency exchange rates.

The Company reported net income of $742,000 for the three months ended September 30, 1997, compared to net income of $22,000 for the three months ended September 30, 1996. If foreign currency exchange rates for 1997 had remained unchanged from 1996, the Company would have reported net income of approximately $812,000 instead of $742,000.

The Company reported net income of $785,000 for the nine months ended September 30, 1997 compared to $714,000 for the nine months ended September 30, 1996. If foreign currency exchange rates for 1997 had remained unchanged from 1996, the Company would have reported net income of approximately $777,000 instead of net income of $785,000.

Sales of services were $10.2 million for the three months ended September 30, 1997, compared to $7.5 million for the three months ended September 30, 1996. The $2.7 million increase in reported sales for 1997 consisted of an increase in sales volume of $3.2 million and a decrease of $500,000 due to fluctuating currency exchange rates.

Sales of services were $29.4 million for the nine months ended September 30, 1997 compared to $23.1 million for the nine months ended September 30, 1996. The $6.3 million increase in reported sales from the first nine months of 1996 to the first nine months of 1997 consisted of an increase in sales volume of $7.1 million and a decrease of $800,000 due to fluctuating currency exchange rates. The increases in sales volume in 1997 over 1996 are due to increases in sales in nearly all markets in which the Company has a presence, but most particularly in the Company's North American, U.K., German and Amsterdam offices. The U.K. sales increase is primarily attributable to the sales of CompuType, a U.K. company acquired in January 1997.

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

The following table shows a comparison of sales of services in each of the Company's significant geographic areas for the nine months ended September 30, 1997 and 1996, along with the effect of foreign currency exchange rate fluctuations on sales between the two periods. Intercompany sales are normally billed on a margin-sharing basis. All intercompany sales are eliminated in determining the totals.

Thousands of dollars
                                                  Increase (Decrease) in
                            Nine Months          Sales of Services due to       Total
                         Ended September 30        Sales       Currency        Increase
                           1997        1996       Volume     Fluctuations     (Decrease)
                        -----------------------------------------------------------------

United States           $ 5,373     $ 3,455      $ 1,918       $     -         $ 1,918
Canada                    4,800       3,248        1,592           (40)          1,552
Europe                   22,731      18,891        4,919        (1,079)          3,840
Asia                      3,037       2,092        1,099          (154)            945
Eliminations             (6,496)     (4,628)      (2,353)          485          (1,868)
                        -----------------------------------------------------------------
Total Sales             $29,445     $23,058      $ 7,175       $  (788)        $ 6,387
                        =================================================================

As shown in the above table, every major geographical region reported increased sales in the first nine months of 1997 over the first nine months in 1996. Significant changes in sales levels in the major geographic regions are discussed in the following paragraphs.


SALES OF SERVICES BY GEOGRAPHIC AREA

U.S. sales increased $1.9 million or 56% in 1997 over 1996. Historically, U.S. sales from period to period have fluctuated more widely than in other geographical areas due to industry conditions which have often been less predictable than those found in some of the Company's foreign markets. Such conditions have been characterized by the relative inexperience of many U.S. companies in translation and localization of language, as it relates to international business, and clients which were not sophisticated in the nuances of marketing to foreign countries and thus unaware of the importance of related language issues. These factors, along with the unpredictable timing and the nonrecurring nature of many large translation projects for U.S. companies, have resulted in an order stream which has varied from period to period, but which has improved dramatically during the past two years.

U.S. sales rose from 1996 to 1997, due largely to an increase in the number and size of projects for existing and new clients, especially software localization services for companies in the computer hardware, software development and computer-based training industries. Much of this increase is due to aggressive sales and marketing efforts initiated by the Company in late 1995 and early 1996 and, more recently, a strategy of targeting sales efforts at specific major global companies. Management expectations for the U.S. are for a general continuation of growth in sales, especially to the computer and computer-based training industries, but the predictability and timing of actual orders from clients is unpredictable.

Canada's reported sales for 1997 represent an increase over 1996 of 48%, which is related to actual increases in sales volume with little effect from fluctuating foreign currency exchange rates. The increase in sales in Canada is due primarily to ongoing aggressive marketing and sales efforts and the procurement of new large long-term contracts. These increases in sales have occurred despite continuing economic and political challenges in Canada. Nevertheless, due primarily to several new large multi-year contracts, which were negotiated in 1996, but which did not begin until 1997, management believes it is likely that 1997 revenues in Canada will continue to exceed 1996 levels.

In 1997, sales in Europe of $22.7 million represent approximately 63% of the Company's consolidated sales and grew by $3.8 million over 1996 sales levels, or by 20% year over year (26% absent the effects of fluctuating foreign currency exchange rates). Most of the increase in European sales is the result of an 18% growth rate in Germany (36% absent the effects of foreign currency exchange rate fluctuations) and higher sales in the Netherlands, which experienced a tripling of sales in 1997 over 1996. The U.K. and Germany accounted for 80% of Europe's total sales in 1997, compared to 84% in 1996.

U.K. sales increased 11% (4% absent the effects of foreign currency exchange rate fluctuations) in 1997 compared to 1996, due primarily to the 1997 sales attributable to CompuType (see note 2 to the Consolidated Financial Statements). Sales in this country are highly dependent upon the number and size of orders from large clients.

In Germany, a high rate of growth was achieved in 1997 compared to the first nine months of 1996. The Company's sales in Germany were unusually low in early 1996 due largely to a sluggish economy, evidenced by the unemployment rate which increased to a 50-year high. Despite the ongoing effects of the economic slowdown, sales have been strong in 1997 as a result of focused and intensive sales and marketing efforts. Sales of higher-margin localization services have increased as have sales of certain lower-margin services which has resulted in more effective utilization of capacity. Management is expecting revenue growth to continue in 1997, as a result of ongoing marketing programs and recent reports that economic conditions in Germany could be improving.

The Company opened offices in the Netherlands and in Ireland in late 1995 and in Belgium in late 1996. The Switzerland office was closed in late 1996. The Belgium office is a high volume, high quality production facility servicing the needs of other ALPNET offices. The new European offices, along with the investments made in human and equipment resources in existing offices in recent years, are expected to help the Company increase its revenues in Europe as demand for language services in this region continues to expand.

Sales in Asia of $3.0 million in 1997 grew by 45% over 1996 levels (53% absent the effects of foreign currency exchange rate fluctuations). The Company significantly expanded its Asian presence in late 1995 by adding an office in The People's Republic of China, and by opening an office in Tokyo in early 1996. Also, the Company's offices in Singapore and Korea were expanded significantly during the latter half of 1996. Since its opening, the China office has functioned only as a production facility for sales made in other offices of the Company, but China is expected to begin to sell to local companies in the future and contribute to the growth of sales in Asia in coming years. The Company's Tokyo office has also served primarily as a production facility for sales made elsewhere in the Company, thus allowing other offices to sell to new and existing clients that have needs for Japanese language services. This office started to sell to local Japanese clients in early 1997, which is expected to help further accelerate sales growth in Asia in 1997 and beyond.

In general, the Asian capacity developed in 1996 was underutilized in the first quarter of 1997 and contributed to the operating loss sustained in that quarter. Underutilization also occurred in the second and third quarters of 1997, but was less pronounced than earlier in the year. Management does not expect this underutilization situation to continue in the long term, due to increases in customer orders for work to be produced into the major Asian languages. The Company closed its Hong Kong office in May 1997 as a result of continuing losses and declining strategic importance. Sales of this office were not material in either 1997 or in 1996, but a provision of approximately $50,000 was recorded in the first quarter of 1997 to recognize the costs of closing the office. Other Asian offices are now producing most of the Chinese work historically done by the Hong Kong office.

Management expects the increased demand for Asian language services to continue. Many Asian countries are experiencing very high economic growth rates and interest in Asia from the business communities in the U.S., Europe and elsewhere remains high.

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


COST OF SERVICES SOLD

Cost of services sold as a percentage of sales of services has fluctuated primarily as a result of competition in the marketplace and the volume and nature of direct production costs of project sales in each period, especially large projects covering several accounting periods. In the first nine months of 1997 (especially in the first quarter) margins were negatively affected by underutilization of capacity, especially in Asia, and to a lesser extent by a higher proportion of low margin work in certain geographic areas. Management expects competitive pricing pressures to continue in the foreseeable future, and perhaps even intensify as a possible result of several recent mergers of small and mid-sized translation companies. The Company is continuing its efforts to contain costs to offset the effects of these pricing pressures. These efforts include more effective utilization of the Company's proprietary software on medium- to small-sized projects to improve the productivity of translators, and the development of stronger "partnerships" with clients to enable the Company to provide higher-margin solution-based services to clients.


OTHER COSTS AND EXPENSES

Selling, general and administrative expenses increased 33% for the first nine months of 1997 over the first nine months of 1996, and 38% for the three months ended September 30, 1997 over the three months ended September 30, 1996. These increases are due to several factors, including the overall growth of existing offices and the opening of new offices; increased marketing and sales efforts in substantially all of the Company's markets; certain costs recorded in the first quarter of 1997 related to reorganizing and closing some of the Company's underperforming offices; and to a lesser extent, the effect of increased corporate overhead costs related to the Company's growth.

Development costs were $297,000 for the first nine months of 1997 compared to $142,000 for the first nine months of 1996. Development costs are related to the upgrading and expansion of the Company's proprietary language translation software developed in the early years of the Company's existence, as well as efforts related to the development and expansion of the Company's online language service product offering. The Company has enhanced certain features of its software and made it compatible with more of the ever-increasing types and versions of software being developed by the software industry which are being used by clients and potential clients. The Company expects development costs for the remainder of 1997 to continue higher than 1996 levels, primarily because of the ongoing need to ensure the Company's technology is compatible with the software commonly used by businesses.

Fluctuations in the amount of goodwill amortization resulted from foreign currency exchange rate fluctuations from year to year and from the Company's acquisition of CompuType in January 1997, which increased goodwill amortization by about $3,000 per month.

Net interest expense of $201,000 for the first nine months of 1997 was 99% higher than for the same period in 1996. There was also a large increase for the third quarter of 1997 compared to the third quarter of 1996. These increases are due primarily to higher average balances outstanding under revolving lines of credit, caused by growth in sales and related accounts receivable; increases in long-term debt used to finance certain equipment purchases; and a term loan obtained in January 1997 to finance a portion of the CompuType acquisition. Interest expense for the remainder of 1997 is expected to continue to outpace 1996 levels as the Company expects borrowings under revolving lines of credit to increase as sales grow, and the Company plans to continue to use long-term debt to finance certain equipment purchases. Also, any investments beyond modest requirements related to sales growth could require additional debt or equity financing which would impact future levels of interest expense.

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

After consideration of the effect of the utilization of net operating loss carryforwards, income tax expense was $245,000 for the first nine months of 1997 ($140,000 for the third quarter), compared to $178,000 for the first nine months of 1996 ($30,000 for the third quarter). Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization of net operating loss carryforwards in many of those jurisdictions. The U.S. parent company has a net operating loss carryforward for U.S. Federal tax purposes but has no net operating loss carryforwards for state income tax purposes.


LIQUIDITY AND SOURCES OF CAPITAL

In the first nine months of 1997, the Company had a positive cash flow from operations of approximately $560,000 compared with a positive cash flow from operations in the first nine months of 1996 of approximately $1.2 million. In 1997, the Company's investing activities consisted of the acquisition of CompuType (see note 2 to the Consolidated Financial Statements) as well as the acquisition of equipment needed to maintain or upgrade production capability. In 1996, investing activities consisted of the acquisition of equipment.

Financing activities for both 1997 and 1996 included fluctuations in the amounts utilized under bank lines of credit used to finance the Company's working capital needs, and changes in outstanding debt used to finance equipment purchases. Additionally, in 1997 the Company obtained a long-term loan for approximately $330,000 which was used to finance a portion of the CompuType acquisition. In 1997, the Company's non-cash financing activities include the conversion by a shareholder of certain of the Company's Preferred Stock to Common Stock, as described in more detail in note 4 to the Consolidated Financial Statements.

As of September 30, 1997, the Company's cash and cash equivalents were approximately $1.6 million, representing an increase of approximately $580,000 during the first nine months of 1997. At September 30, 1997, the Company had working capital of approximately $3.1 million compared to $2.3 million at December 31, 1996.

The Company's primary working capital requirements relate to the funding of accounts receivable. The Company funds some of its working capital needs with various lines of credit with financial institutions in the U.S., Canada, the U.K., Germany and Spain. Most of the lines of credit are secured by accounts receivable and other assets of the Company or its subsidiaries. As of September 30, 1997, the Company had unused amounts under these lines of credit of approximately $500,000. In July 1997, the Company obtained a mortgage with a bank in Spain for approximately $150,000 (see note 3 to the Consolidated Financial Statements).

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

In December 1996, the Company closed its Switzerland office and in May 1997 closed its Hong Kong office. In addition, a restructuring of the Paris office began in early 1997. These office closures and the restructuring have had or will have a negative effect on cash flow of approximately $300,000. No other significant office closures or restructurings are currently planned.

The Company believes it has the ability to issue additional debt or equity securities if necessary, but does not currently have any firm plans to do so.
In past years, the Company has relied on major shareholders of the Company to fund certain obligations, but the Company currently has no firm commitments from, nor are there any obligations of, any such shareholders to provide any debt or equity funds to the Company. In order for the Company to fund investments beyond modest growth in operations, such as for significantly new or expanded services or product lines, additional debt or equity funds will likely be required.

Management believes that current working capital together with available lines of credit will enable the Company to meet its financial obligations during 1997 and early 1998. It is more difficult to assess cash flows beyond this period and the ability of the Company to meet its commitments without additional sources of capital is directly related to the Company's operations providing a positive cash flow. Should the Company's operations fail to provide adequate funds to enable it to meet its future financial obligations, management has the option, because of the Company's organizational structure, to cut costs by selectively eliminating operations which are not contributing to the Company financially, as was done by closing the Switzerland and Hong Kong offices.

Inflation has not been a significant factor in the Company's operations. Competition, however, has been and is expected to remain a major factor. To the extent permitted by competition and general economic and market conditions, the Company will pass on increased costs from inflation and operations to clients by increasing prices.

Due to prior years' operating losses, the Company and many of its subsidiaries have net operating loss carryforwards available to offset future taxable income in the various countries in which the Company operates. As a result, the Company historically has not had significant income tax liabilities requiring the expenditure of cash. The Company expects this general trend to continue through 1997 and for several years into the future for certain offices acquired many years ago which sustained large losses in previous years. The levels of net operating losses available to offset future taxable income are generally much lower for the new offices opened in recent years.

Substantially all of the Company's deferred tax assets at September 30, 1997 were comprised of net operating loss carryforwards for which the Company has provided allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards exist, and the specific rules and regulations governing the utilization of such losses, including the dates by which the losses must be used.

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


                          PART II:  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
------- --------------------------------

(a)       The following exhibits are included herein:

          11  Statement Re: Computation of Per Share Earnings
          27  Financial Data Schedule

(b) The Company has filed the following reports on Form 8-K during the three months ended September 30, 1997.

Date of
Report    Item Reported
-------   ----------------------------------------------------------------------

07/22/97  ALPNET Announces Strong 1997 Second Quarter Results

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ALPNET, INC.
                                          ------------
                                          Registrant



Date: 10 November 1997                    /s/ Michael F. Eichner
      ----------------                    ----------------------------
                                          Michael F. Eichner
                                          Chairman of the Board



Date: 10 November 1997                    /s/ D. Kerry Stubbs
      ----------------                    ----------------------------
                                          D. Kerry Stubbs
                                          Chief Financial Officer