Form 10-K405
period 1997-12-31
ALPNET INC
filed 1998-03-27
CIK 712425

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997.

                                       or

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _______ to _______.

                         Commission File Number 0-15512

                                  ALPNET, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)

                UTAH                           87-0356708
                ----                           ----------
       (State or other jurisdiction of       (I.R.S. Employer
       incorporation or organization)        Identification No.)

   4460 SOUTH HIGHLAND DRIVE, SUITE #100, SALT LAKE CITY, UTAH    84124-3543
   -------------------------------------------------------------------------
   (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (801) 273-6600

          Securities registered pursuant to Section 12(b) of the Act:
    Title of each class       Name of each exchange on which registered
           NONE                                   NONE

          Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No _____
                                                -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
            -----

     The aggregate market value (based on the closing price of the Common Stock as reported by the Nasdaq Stock Market on March 13, 1998) of the voting stock held by non-affiliates of the registrant as of March 13, 1998, was $36,797,138.

     The number of shares outstanding of the registrant's Common Stock as of March 13, 1998 was 23,344,815.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are documents from which information is incorporated by reference herein, and the Parts of this Form 10-K into which such incorporation by reference is made:
     Definitive Proxy Statement dated March 30, 1998 - Part III of this Form
10-K.

                               TABLE OF CONTENTS


  FORM 10-K
   ITEM NO.                 NAME OF ITEM                                              PAGE
  ----------                ------------                                              ----
PART I

   Item  1.  Business................................................................
   Item  2.  Properties..............................................................
   Item  3.  Legal Proceedings.......................................................
   Item  4.  Submission of Matters to a Vote of Security Holders.....................

PART II

   Item  5.  Market for Registrant's Common Equity and Related Stockholder
               Matters...............................................................
   Item  6.  Selected Financial Data.................................................
   Item  7.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations.................................................
   Item  8.  Financial Statements and Supplementary Data.............................
   Item  9.  Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure..................................................

PART III

   Item 10.  Directors and Executive Officers of the Registrant......................
   Item 11.  Executive Compensation..................................................
   Item 12.  Security Ownership of Certain Beneficial Owners and Management..........
   Item 13.  Certain Relationships and Related Transactions..........................

PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........

SIGNATURES...........................................................................

                                     PART I

ITEM 1.   BUSINESS
-------   --------

(A)       GENERAL DEVELOPMENT OF BUSINESS
          -------------------------------

ALPNET, Inc. (the "Company") is a United States publicly-owned multinational corporation which was incorporated in the state of Utah in 1980. The Company provides language translation, product localization, and multilingual publishing solutions to businesses engaged in international trade.

The Company has several foreign subsidiaries, all of which are wholly-owned. Most of the foreign subsidiaries were acquired in 1987 and 1988, although in 1994, the Company began to expand its presence in foreign markets through the formation of additional foreign subsidiaries and branches. As of December 31, 1997, the Company has foreign subsidiaries or branches in the following countries: Canada, United Kingdom, Ireland, Germany, France, Spain, the Netherlands, Belgium, Singapore, Korea, China and Japan. The Korean branch of ALPNET, Inc. was formed in 1994. ALPNET Ireland and ALPNET China were formed in 1995 and ALPNET Netherlands, ALPNET Belgium and the Japan branch of ALPNET, Inc. were formed in 1996. The Company's Switzerland office was closed effective December 31, 1996, and its Hong Kong office was closed in 1997.

The Company believes that it is the largest publicly-owned dedicated supplier of worldwide translation and product localization services in the world. The Company provides its clients with language translation, product localization, language interpreting, language training, and multilingual desktop publishing and printing services. The Company combines advanced technology and the essential expertise of professional translators and localization engineers to provide a full spectrum of services to fulfill the multilingual publishing needs of clients in international business.


(B)       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT
          --------------------------------------------

The Company operates in one business segment: language translation and related services.


(C)       NARRATIVE DESCRIPTION OF BUSINESS
          ---------------------------------

          GENERAL
          -------

The Company provides a full range of language services specifically tailored to clients engaged in international business. ALPNET translates printed and electronic product information, brochures, operating manuals, schematics, maintenance manuals, training materials and a host of other materials for businesses engaged in selling products and services into the global market. The Company also has specialized capabilities to help its customers localize the products they sell in foreign markets. This may be as complex as the localization of software products, or as simple as the translation of packaging and labels.

The Company distinguishes the services it provides into three main product lines: localization, documentation and translation. Localization is the most extensive range of services offered to clients and is primarily offered to clients in the information technology (IT) market. It is a turnkey service and it encompasses a complete linguistic, technical and cultural adaptation of products for foreign language markets. Services included under localization are translation, glossary development, desktop publishing, printing, graphics, web publishing, multimedia, creative tasks, authoring, and a complete range of engineering and software testing activities. Localization requires a high level of both technical and linguistic skills. ALPNET concentrates the specialized resources needed for these activities in three 'hubs' located in Salt Lake City, Singapore and Amsterdam. The three hubs act as the project management and technical management offices for large multilingual projects while the in-country offices perform most of the linguistic tasks.

Documentation services are offered to a wide range of industrial clients in automotive, consumer electronics, telecom, financial services, manufacturing and other industries. The Company provides a complete service for companies that produce product-supporting printed and electronic documentation and training materials. Documentation services include translation, glossary development, desktop/electronic publishing, printing, graphics and web publishing. Documentation requires linguistic- and graphics-oriented professionals. ALPNET concentrates specialized resources and equipment in many of its larger in-country offices (Montreal, London, Stuttgart), while the linguistic tasks are performed in-country.

Translation services are offered to diverse clients from all industries. The Company provides traditional services for business clients that need the translated text of a brochure, memorandum, sales presentation, letter, magazine or any other text. Translation is a stand-alone service rarely requiring additional support services. ALPNET performs translation services through its entire network in 14 countries. Translations are in most cases outsourced to independently contracted translators.

In some locations, ALPNET also provides interpretation services for business meetings and conferences. This service, however, does not represent a significant share of the Company's business.

While the exact totals are difficult to obtain due to some clients providing jobs in more than one product line, coupled with the difficulty in classifying jobs that contain elements of multiple product lines, management estimates the distribution of sales of the Company in 1997 over the three product lines as follows: localization - 45%, documentation - 40%, and translation (including interpretation services) - 15%.

         MARKET
         ------

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

The Company is well positioned to serve such businesses. Multinational companies are looking for a new type of service provider to replace the "cottage labor" that has historically dominated the translation services industry. The Company has combined its proprietary computer-based translation technology with the expertise of professional translators to enable it to obtain a growing market share in this expanding industry. The Company believes that the available market is much larger than the combined revenue of the current major providers and that no one provider accounts for a significant portion of the commercial translation market.

       MARKETING
       ---------

Coverage in the business press leads to the conclusion that international business is undergoing fundamental changes, and generally, these fundamental changes seem to be very favorable for the translation industry. Some of the main themes in these market changes can be described as follows.

TELECOMMERCE. The information technology industry leads the way to new distribution channels for intellectual property. Users can download software and information from the Internet. Catalog companies have offered their products online via multimedia web sites. Service companies have started to offer their services online. Electronic banking, teletraining, helpdesk and even teletranslation services are expected to be generally accepted services within only a few years. Secure Internet payment procedures and e-cash will complete the transactions. Telecommerce will take the 'middleman' out of the loop and bring products straight from the publisher or manufacturer to the end-user. This shift in the distribution model will affect many different industries and should lead to an increase in the need for documentation and product support.

CROSS BORDER SELLING. There was a time when 'multinationals' were viewed as a group of huge Fortune 500 companies. Today, many medium- and small-sized companies successfully sell their products in international markets. The U.S.- based IT companies have seen their international markets grow significantly over the last ten years and today many of them generate a substantial portion of their revenues from non-U.S. markets. Other industries are also following this trend. New distribution methods and outsourcing allow small- and medium-sized companies to reach non-U.S. markets without heavy up-front investments. Today, the prevailing strategy is to look to non-U.S. markets as separate and additional sources of revenue, which requires the sequential phase of product localization in the production and distribution process. The tendency towards similar releases ('simship') of products for home and foreign markets leads to a view of the world as one market. The ultimate requirement the translation industry is facing is to supply a turnkey multilingual publishing solution to businesses who compete in this one worldwide market.

GROWTH IN TRANSLATION MARKET. As a result of the rapid internationalization of business, coupled with the emergence of telecommerce, the translation market is expected to grow significantly. A few years ago, OVUM, Inc., a market research company, forecast a growth rate of 30% per year over the following five years in the demand for translation and localization in the IT related market. OVUM projected that ten percent of the projected market volume of $6 billion in this market in the year 2000 would be shared among only a few of the largest service providers. More recently, a 1997 survey among members of the Localization Industry Standards Association (LISA) resulted in a projected industry growth rate of about 15%.

CHANGING BUSINESS MODELS. The Internet and the emergence of telecommerce leads to entirely new business models. Publishers provide low-end features or information, via the Internet and free of charge, in order to raise market exposure and to stimulate demand for high-end features or more important information. An example of changing business models is the way people pay for products. The widespread availability of software and information on the Internet may lead to billing on a per usage time basis rather than on a per product or license basis. Looking ahead, ALPNET may see a shift of its business model towards a consumer business, where the actual user of products, rather than the publisher, will pay for product information in the local language.

CO-MAKERSHIP. No one single company can manage the technological innovations of its products and services, the access to global markets and at the same time keep up with the speed of today's business developments without partnerships and alliances. 'Coopetition' is a new term which refers to the formation of cooperative bonds between competitors. 'Virtual companies' is a more recent term that refers to partnerships and alliances created to serve customers or certain market segments faster and more effectively. 'Co-makership' is the term applied in the service industry to refer to a very close partnership between manufacturers /publishers and a service provider, or complete outsourcing to a service provider. The partners or allies combine their core competencies to produce a better product for one market.

In each of the three product lines of the Company, favorable developments can be seen as a possible result of fundamental market changes.

IN LOCALIZATION SERVICES, there is a trend towards co-makership. Software publishers and hardware manufacturers are looking for suitable partners for a global turnkey solution for their multilingual publishing needs. It has been estimated that the software industry alone spends at least 1% of its total revenues of $200 billion on localization outsourcing. On the supply side, there are only a few localization vendors that can meet the requirements of global coverage and vertically integrated services. The specialized localization industry shows accelerated growth, consolidation of demand and supply, and rising entry barriers. Capability is the number one buying criteria. Capacity and quality are also important, but price competition is not intense in this specialized market. There are additional growth opportunities in new value added services, such as local content generation, multimedia and software testing, and engineering work. The Company has been expanding its capabilities in this area very quickly. ALPNET provides a turnkey localization service including software translation, testing, engineering, creative work and full international project management. Localization is currently the fastest growing product line for the Company, and is expected to remain so for the next few years. ALPNET is considered to be one of the major suppliers in this industry. Existing clients are maintained and developed through very intensive and closely-monitored client service. New clients are found through direct contact from professional sales staff of the Company, or via industry meetings and seminars. ALPNET is a founding member of the Localization Industry Standards Association.

DOCUMENTATION SERVICES also shows accelerated growth. However, barriers to entry are not as high as in localization services, and there is more competition. Documentation services is currently showing a trend towards electronic or web publishing and software localization. This increasing complexity of the publishing process will eventually raise the entry barrier. Products from various industries like the automotive, telecommunications, home electronics and medical industries are becoming more software driven and the publishing process requires more technical skills. Another visible trend is the change in the publishing cycle from single release/many copies (traditional print) to many releases/single copy (web publishing). The increased frequency of product releases leads to an increased volume of translation work. The rapidly evolving changes in product documentation also call for the use of tools that keep track of changes. The Company's binding factor in the provision of documentation services is the use of its proprietary Translation Support System ("TSS"), which holds repetitive parts of text and their translations in a database and allows the translators to focus on those parts of text that are new. The Company currently works for most of the large automotive companies and many telecommunications equipment and consumer electronics manufacturers. New clients are found through teleprospecting and mailings, followed up by direct contact with potential clients. Existing clients are maintained through personalized client service. ALPNET is a member of the Automotive Industry Action Group (AIAG) and is a member of the Society for Technical Communication.

TRANSLATION SERVICES are also growing, but this sector is fragmented, with many small local and regional entities competing with ALPNET's services. The entry barriers are very low. As a result, price is very often an important buying criteria, often the most important. The Company offers its translation services through Yellow Pages in the main cities of important markets like England, Germany and France. ALPNET believes that in the future, translation services will be more easily accessed through an online connection. For this reason, the Company is planning to develop its Language Button and teletranslation services. The Language Button is an icon that can be integrated in the user interface of any software application. Clicking on this icon, the user will get access to a language services menu including the worldwide translation resources of ALPNET. These innovative solutions will help the Company to maintain and grow its business in this product line that is subject to more competition. ALPNET has built up experience in integrating its Language Button in conjunction with online services of third parties. Based on this experience, the Company believes it can gradually build up a new and large client base for translation services.

In marketing the services of all three product lines, the Company believes it has some very strong selling propositions:

 - GLOBAL COVERAGE. The Company provides a complete range of the most commonly needed languages through its network of offices in fourteen different countries in North America, Europe and Asia.

 - PROPRIETARY TRANSLATION TECHNOLOGY. The use of TSS by professional translators ensures better quality and higher productivity. The system keeps track of terminology and parts of text and allows the translator to translate repetitive information only once, thus ensuring consistent use of terms and standard phrases. Formatting codes are preserved for later use in the desktop publishing phase.

   A special version of the Company's Translation Support System, Joust Lite, will be able to be downloaded from ALPNET's web site for use by professionals in the industry later in 1998. The Company will make this first product available as a freeware package in order to let users familiarize themselves with ALPNET's translation technology. Joust Lite is a subset of the Company's complete suite of translation tools and will offer the same full functionality as the robust Joust Pro, whereas the demo Lite version will be limited to the file formats it can handle and will allow the user access to only one translation memory and one dictionary per language. Joust has been utilized for many years by ALPNET translators throughout the world. It helps the Company improve services to clients by reducing turnaround time, facilitating updates, and assuring consistency throughout all documentation and user assistance information published by clients. Today there is an installed base of some 1,000 translators.

   By providing Joust Lite as a freeware package, the Company plans to expand the installed base and grow the market awareness of ALPNET's technology. Following up on Joust Lite, the "Pro" version will be released later in the year. This version will no longer have the limitations of file formats or single memories and will be made available on a subscription basis. Joust Pro will allow remote translators to connect to the Company's servers and share translation memories. This model fits well with the infrastructure of the translation market, which is traditionally a teleworking industry.

 - BROAD CAPABILITY. ALPNET provides a broad range of services helping companies to bring their products to foreign markets and to publish information internationally.

 - PROFESSIONAL CLIENT SERVICE. The Company has professional client service staff employed in multiple locations of its network assuring its clients professional management of their localization projects and publishing activities. A client can choose to work through a single point of contact in the network to manage all its foreign language publishing requirements.

 - INNOVATIVE STRENGTH. The Company takes a leading role in innovating the industry and setting trends for new distribution and production methods.

       MAJOR CLIENT
       ------------

Sales to a single client in the computer industry (Compaq Computer Corporation) accounted for 11%, 16% and 17% of total revenues in 1997, 1996 and 1995, respectively. Relations with this client are satisfactory and management believes a significant portion of 1998 revenues will also be attributable to this client. No other client accounted for more than 10% of revenues in any year.

       MANPOWER
       --------

The Company requires both sales and project management personnel in order to obtain and manage major translation projects. In all geographic locations, sales is one of the primary responsibilities of the country manager and the local direct sales personnel. The Company also has project managers dedicated to specific clients. Project managers are introduced to potential clients as a part of the sales plan and are vital for obtaining and retaining major contracts, where the Company's management strengths can be as important as the quality of translation itself.

       BACKLOG
       -------

As of December 31, 1997, the Company had a backlog of approximately $4,500,000 of translation and localization services orders compared with a backlog of approximately $2,700,000 as of December 31, 1996. The increase in backlog in 1997 is the result of several factors, including increased market penetration in substantially all geographic locations and a general increase in demand for the Company's services in substantially all of the industries served by the Company.

       COMPETITION
       -----------

The Company believes competition in the translation market is characterized by widely differing elements, which reflect the diverse needs of clients. At one end of the spectrum, there are small single-site agencies with a generalist approach that offer services generally limited to translation. At the other end of the spectrum, there are a few large, multisite companies that offer turnkey services (more than translation only) and that focus often on providing 'solutions' for specific industries. Between these extremes, there are all kinds of mixed forms. In comparing ALPNET with the competition, the Company scores well in a number of key criteria.

SIZE is important in a market that has traditionally been fragmented and that is still often referred to as a 'cottage industry.' Translation contracts are becoming larger, especially where turnkey projects are concerned. Corporate users want to deal with large capacity service providers. ALPNET believes, based on available information, it is one of the top three to five companies, in terms of translation-related revenues, in the rapidly growing global translation market.

SINGLE VS. MULTI-SITE. This is not only a strategic choice, but also an economic choice. Some companies in the industry seem to have chosen to remain single-site operations. Others have made failed attempts to set up foreign offices. Only a few companies have, after two or three years of successes and failures, built up an international network that seems to work with relative success. ALPNET has built up its network through a series of acquisitions, new office expansions and other alliances, and has invested a number of years refining these capabilities. It is fair to say that developing and maintaining a good working network of offices is the greatest challenge that translation service providers face. Single-site multilingual vendors will have more and more difficulty recruiting sufficient capacity at economic prices. Multi-site operators are facing the problem of continuously expanding their network through acquisitions, start-ups or alliances. The cultural challenges of managing people in relatively small (but heavily people driven) multinational companies cannot be underestimated either. ALPNET clearly has valuable experience when it comes to managing client projects through an international network.

SOLUTION VS. TRANSLATION ONLY. The majority of large translation service providers were formed when new emerging industries developed an urgent demand for a complete translation solution to which traditional suppliers could not respond. The 'old' translation agencies still exist, but they do not seem to grow beyond a certain size. The large suppliers offer solutions to their clients and list services such as consulting, testing and engineering, printing, publishing, fulfilment, etc. ALPNET believes an increasingly large part of its business is moving to a solution-based model. Many projects are however of a traditional nature, where clients turn to ALPNET because of a mix of capacity, price and quality. The balanced spread over three product lines (localization, documentation and translation) makes the Company less vulnerable to the fluctuations in work volumes that are so typical for the information technology sector.

OWNERSHIP. A significant number of the large translation companies are closely-held (with or without participation of a venture capital company) or are subsidiaries of larger multinational companies. It is typical in the translation market for the entrepreneur/owner to function as the central management that controls all aspects of the business, even when the companies grow much larger and become international in scope. This ownership structure can be a potential barrier for growth. The entrepreneur/owner experiences increasing problems in keeping up with ongoing investment requirements, and also often finds it difficult to adapt to new management models and replicate what was built up in the 'home market.' Translation entrepreneurs are frequently looking for ways to join forces, buy or sell other translation companies, or integrate into larger businesses. Recently, several mid-sized translation companies have been acquired by large companies in various industries. ALPNET is the only publicly-owned company in this industry with a worldwide professional management structure that is not part of a larger corporate structure, thereby giving it the ability to focus specifically on operations and growth opportunities in the translation and localization industry.

       DEVELOPMENT AND CLIENT SUPPORT
       ------------------------------

During 1997, 1996 and 1995, the Company spent approximately $391,000, $226,000 and $170,000 respectively, on technology development and support activities. These reflect the amounts spent on the further development and support of technology for use within the Company. Management expects an increase in the level of development-related expenses in 1998 as it continues to expand the services available to its clients, including on-line capabilities.

       EMPLOYEES
       ---------

As of December 31, 1997, the Company employed 468 persons. Due to the nature of its business, the Company also retains, on an as-needed basis, a large number of translators and other service professionals who are independent contractors.

(D)   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
      ----------------------------------------------------------------------
      SALES
      -----

Financial information concerning the Company's foreign and domestic operations is presented in note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K and is incorporated herein by reference.


ITEM 2:  PROPERTIES
-------  ----------

ALPNET's corporate headquarters are located in Salt Lake City, Utah. Sales and production facilities used by the Company as of December 31, 1997, all of which are leased, are listed below.

         Location                                    Square Feet
         --------                                    -----------
     United States
       Salt Lake City, Utah                               10,700
       Other locations                                       900
     Canada                                               14,400
     United Kingdom
       London/(1)/                                        15,000
       Other locations                                     9,200
     Germany
       Stuttgart                                           9,900
       Other locations                                     5,600
     Ireland, France, Spain, Netherlands, Belgium         13,900
     Singapore, Korea, China, Japan                       13,300

/(1)/ Approximately 3,000 square feet of the London facilities are subleased pursuant to a contract expiring in 1998.


ITEM 3:  LEGAL PROCEEDINGS
-------  -----------------

Axel Hofstadt, et al., vs. Wellshire Securities, Inc., et al., pending in the
-------------------------------------------------------------
United States District Court for the District of Utah, Central Division, as Case No. 2:96 CV 0327B. This action has been pending since April 9, 1996. By means of a Third Amended Complaint, dated February 23, 1998, the Company was added as a named defendant. This action is brought by 74 plaintiffs, all of whom are German nationals. The Company is one of 18 named defendants.

Christa Wennemann, et al., vs. Douglas E. Brown, et al., pending in the United
-------------------------------------------------------
States District Court for the District of Utah, Northern Division, as Case No. 94 C 967G. This action has been pending since October 6, 1994. By means of a Fourth Amended Complaint, dated February 23, 1998, the Company was added as a named defendant. This action is brought by 128 plaintiffs, all of whom are German nationals. The Company is one of 19 named defendants.

In these actions, each of the named plaintiffs seek to recover monetary damages, in amounts to be proven at trial, including punitive damages, interest, and costs, allegedly sustained as a result of securities transaction(s) the plaintiffs entered into with several of the other named defendants. During 1993, the Company entered into a stock purchase agreement whereby the Company sold 3,000,000 shares of its common stock to Benitex, A.G., a Liechtenstein company, one of the named defendants. Some of the shares of the Company's Common Stock was sold by Benitex and/or by entities related to or under common control with Benitex, to some of the plaintiffs. The Company has just been served in these actions and its answers are not yet due. The Company intends to vigorously defend the lawsuits.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  ---------------------------------------------------------------------

ALPNET's Common Stock trades on The Nasdaq Stock Market under the symbol AILP. The following table shows the range of high and low trading prices as reported by The Nasdaq Stock Market for the years 1996 and 1997.

         1996                                HIGH    LOW
         ----------------------------------  -----  -----

         Quarter ended March 31, 1996        $1.81  $1.06
         Quarter ended June 30, 1996          3.06   1.31
         Quarter ended September 30, 1996     3.22   1.87
         Quarter ended December 31, 1996      2.75   1.44


         1997                                HIGH    LOW
         ----------------------------------  -----  -----

         Quarter ended March 31, 1997        $1.87  $1.06
         Quarter ended June 30, 1997          1.97    .84
         Quarter ended September 30, 1997     2.62   1.25
         Quarter ended December 31, 1997      2.75   1.94

As of March 13, 1998, there were 421 shareholders of record; however, the Company estimates the actual number of beneficial owners approximates 4,000. No dividends have been declared on the Company's Common Stock. The Company is currently prohibited from paying dividends under Utah corporate law.


ITEM 6:  SELECTED FINANCIAL DATA
-------  -----------------------

The following selected financial data are derived from the Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein. The income per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of income per share and the impact of Statement No. 128, see notes 1 and 5 to the Consolidated Financial Statements.


OPERATING SUMMARY
Thousands of dollars, except per-share data
--------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31               1997     1996     1995      1994     1993
--------------------------------------------------------------------------------
Sales of services                  $40,795  $32,338  $26,919  $20,473   $19,459
Net income (loss)                    1,588      596      621     (741)      458
Income (loss) per share - basic        .09      .04      .04     (.05)      .03
Income (loss) per share -
    assuming dilution                  .06      .02      .03     (.05)      .03
Cash provided by operations            753      486    1,200     (680)      375
--------------------------------------------------------------------------------


FINANCIAL SUMMARY
Thousands of dollars and shares
------------------------------------------------------------------------------------
AS OF DECEMBER 31                       1997     1996     1995       1994     1993
------------------------------------------------------------------------------------
Working capital                         $ 3,810  $ 2,349  $ 2,200  $ 1,187  $   125
Total assets                             21,040   17,267   14,449   13,223   12,743
Long-term debt, less current portion        489      262      220      533    1,314
Shareholders' equity                     11,091   10,355    9,331    7,177    6,089
Shares of Common
 Stock outstanding                       23,293   17,883   16,199   15,562   15,562
Common Equivalent Shares of
 Convertible Preferred Stock
 outstanding                                786    6,187    7,423    6,637    1,378
------------------------------------------------------------------------------------

A majority of the Company's operations are in foreign countries. Accordingly, the Company is significantly affected by foreign currency exchange rate fluctuations. The following table shows what sales and results of operations would have been for the years presented, had foreign currency exchange rates remained at 1993 levels for all years.


PRO FORMA DATA
Thousands of dollars
------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                 1997     1996      1995      1994     1993
------------------------------------------------------------------------------------
Pro forma sales of services at
 1993 foreign currency
 exchange rates                       $41,292  $30,790    $25,036  $20,059   $19,459
Pro forma net income (loss) at
 1993 foreign currency
 exchange rates                         1,628      668        662     (724)      458
------------------------------------------------------------------------------------

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

The following Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto.

FOREIGN OPERATIONS

The Company serves its customers from more than 30 wholly-owned offices in 14 countries. The operations of the Company are predominantly located outside the U.S. Accordingly, the Company is subject to the effects of foreign currency exchange rate fluctuations. For all of the Company's foreign subsidiaries, the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at weighted-average exchange rates prevailing during the years presented. The resultant cumulative foreign currency translation adjustments to the assets and liabilities are recorded as a separate component of shareholders' equity. The 1997 foreign currency equity adjustment was negative $851,000 compared to a positive adjustment of $186,000 in 1996. Generally, when the U.S dollar strengthens against the major foreign currencies affecting the Company, the shareholders' equity adjustment is negative since the net assets denominated in foreign currencies are translated into fewer U.S. dollars. This occurred in 1997, while in 1996 the opposite situation was present. As of December 31, 1997, the cumulative net effect to the Company of the equity adjustment from movements in foreign currency exchange rates was a
reduction of $2.1 million in shareholders' equity.   A significant portion of
the cumulative foreign currency adjustment relates to changes in the recorded amount of goodwill.

In 1997, the Company recorded a net benefit of $213,000 for gains on foreign exchange transactions. In 1996, the Company recorded a net expense of $121,000 for realized and unrealized losses on foreign exchange transactions. Substantially all of the 1996 expense was incurred in the U.K. and a majority of the U.K. expense represented an unrealized loss related to an unusually strong UK(Pounds) as of December 31, 1996. Because the Company's U.K. subsidiary had a large amount of US$ denominated receivables outstanding as of December 31, 1996, the Company recorded an unrealized loss on those receivables in 1996. The strengthening of the US$ against the UK(Pounds) in early 1997 meant that most of the 1996 loss was not realized. In 1995, a net loss of $77,000 was recorded on foreign currency transactions, and most of this loss was incurred in the U.K.

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

RESULTS OF OPERATIONS

The following paragraphs discuss 1997 results as compared with 1996, and 1996 results as compared with 1995, including the significant effects of fluctuating foreign currency exchange rates.

The Company reported net income of $1,588,000 in 1997 compared to net income of $596,000 in 1996 and net income of $621,000 in 1995. If foreign currency exchange rates for 1997 had remained unchanged from 1996, the Company would have recorded net income of over $1.7 million instead of $1,588,000 and therefore currency exchange rate fluctuations had a negative effect on reported 1997 results. In 1996, the Company would have reported net income of $626,000 instead of $596,000 if currency exchange rates for 1996 had remained unchanged from 1995 levels.

Sales of services were $40.8 million for 1997 compared to $32.3 million for 1996 and $26.9 million for 1995. The $8.5 million increase in reported sales for 1997 consisted of an increase in sales volume of $10.0 million and a $1.5 million decrease due to currency exchange rate variances. The $5.4 million increase in reported sales for 1996 consisted of an increase in sales volume of $6.0 million and a decrease of $.6 million due to currency exchange rate variances. The increases in sales volume in both 1997 and 1996 are due to increases in sales in all of the primary markets in which the Company has a presence, but most particularly in the Company's North American, German, and Netherlands offices in 1997 and the North American and U.K. offices in 1996. Contributions from new offices have contributed to sales increases in both periods.

The increases in sales volume are a result of generally expanding needs for language related services in an increasingly global marketplace where more and more businesses are entering foreign markets and becoming involved in worldwide trade. Examples of this are the software and automotive industries which have significant and increasing needs for product localization services such as those provided by the Company. Also having a beneficial effect on sales levels is the Company's increasing emphasis on turnkey multilingual publishing solutions and the Company's global account strategy, which focuses on the development of long-term partnering relationships with major clients that have ongoing translation and localization needs.

The Company competes on the basis of capability, quality, service and geographical proximity to clients and potential clients. The Company has opened several new offices and expanded existing offices in recent years in order to increase its market share in what management believes has been and will continue to be a growth industry.

The following table shows a comparison of sales of services in each of the Company's significant geographic areas for 1997, 1996 and 1995, along with the effect of foreign currency exchange rate fluctuations on sales between years. Intercompany sales are normally billed on a margin-sharing basis. All intercompany sales are eliminated in determining the reported totals.

Thousands of dollars
------------------------------------------------------------------------------------------------------------------------------
                                               Increase (Decrease)                            Increase (Decrease)
                                             in Sales of Services        Total              in Sales of Services        Total
                                                           due to    1997/1996                            due to    1996/1995
                                              Sales      Currency     Increase               Sales      Currency     Increase
                           1997      1996    Volume   Differences    (Decrease)     1995    Volume   Differences    (Decrease)
------------------------------------------------------------------------------------------------------------------------------
United States           $ 7,476   $ 5,521   $ 1,955      $      0      $ 1,955   $ 2,463   $ 3,058        $    0      $ 3,058
Canada                    6,535     4,802     1,851          (118)       1,733     3,860       916            26          942
Europe                   31,409    25,713     7,666        (1,970)       5,696    21,864     4,599          (750)       3,849
Asia                      4,366     3,008     1,718          (360)       1,358     2,464       545            (1)         544
Eliminations             (8,991)   (6,706)   (3,179)          894       (2,285)   (3,732)   (3,071)           97       (2,974)
------------------------------------------------------------------------------------------------------------------------------
TOTAL SALES             $40,795   $32,338   $10,011      $ (1,554)     $ 8,457   $26,919   $ 6,047        $ (628)     $ 5,419
------------------------------------------------------------------------------------------------------------------------------

As shown in the above table, every major geographical region reported increased sales in both 1997 and in 1996 over the prior year.

SALES OF SERVICES BY GEOGRAPHIC AREA

U.S. sales increased 35% in 1997 over 1996, and increased 124% in 1996 over 1995. These increases were due to a rise in the number and size of projects for both existing and new clients, especially software localization services for companies in the computer hardware, software development and computer-based training industries. Much of this increase is due to aggressive sales and marketing efforts initiated in late 1995 and 1996 and, more recently, a strategy of targeting sales efforts at specific major global companies. Management expectations for the U.S. are for a general continuation of growth in sales, especially to the computer and computer-based training industries, but the amount and timing of actual orders from clients is unpredictable.

Canada's reported sales for 1997 represented an increase over 1996 of 36%.
Sales in 1996 increased 24% over 1995. These increases represent primarily increases in sales volumes, with little effect from fluctuating foreign currency exchange rates. The increases in sales in Canada for both 1997 and 1996 were due primarily to ongoing aggressive marketing and sales efforts and the procurement of new large long-term contracts. These increases in sales have occurred despite continuing economic and political challenges in Canada. Due in part to several new large multi-year contracts, some of which were negotiated in 1996, but which did not begin until 1997, management believes it is likely that 1998 revenues in Canada will exceed 1997 levels.

In 1997, sales in Europe of $31.4 million represented approximately 63% of the Company's consolidated sales (prior to elimination of intercompany sales) and grew by $5.7 million over 1996 sales levels, or by 22% year over year (30% absent the effects of fluctuating foreign currency exchange rates). In 1997, sales increased in every European country in which the Company has offices, but most of the increase over 1996 was the result of growth in Germany (15% growth rate, which would have been 32% absent the effects of foreign currency exchange rate variances) and in the Netherlands (185% growth rate, which would have been 233% absent the effect of foreign currency exchange rate variances). The U.K. and Germany, which represent the Company's two largest markets, accounted for 76% of Europe's total sales in 1997.

In 1996, sales in Europe of $25.7 million represented approximately 66% of the Company's consolidated sales and grew by $3.8 million over 1995 sales levels, or by 18% year over year. Most of this increase was the result of a 16% growth rate in the U.K., the Company's largest single market, and in the Netherlands, which recorded sales of over $1 million in 1996 but had no sales in 1995. The U.K. and Germany accounted for 84% of Europe's total sales in 1996.

U.K. sales increased 9% (3% absent the effects of foreign currency exchange rate fluctuations) in 1997 compared to 1996. The increase was due primarily to the 1997 sales attributable to CompuType (see note 3 to the Consolidated Financial Statements) and was offset by somewhat decreased sales from the Company's largest client, a portion of which were recorded as sales in other countries in 1997. The high rate of growth in sales in the U.K. in 1996 (16%, when compared to 1995), was due to several factors, including significantly increased orders from the Company's largest client; a healthy local economy; and expansion of sales efforts in all offices, including the smaller regional offices in the central and northern areas of the U.K. Sales in this country are highly dependent upon the number and size of orders from large clients.

In Germany, a high rate of growth was achieved in 1997 compared to 1996. The Company's sales in Germany were unusually low in early 1996 due largely to a sluggish economy, evidenced by the unemployment rate which increased to a 50-year high. Despite the ongoing effects of the economy, sales were strong in 1997 as a result of focused and intensive sales and marketing efforts. Sales of higher-margin localization services have increased as have sales of certain lower-margin services which has resulted in effective utilization of capacity. Management is expecting revenue growth to continue in 1997, as a result of ongoing marketing programs, client demand, and recent reports that economic conditions in Germany could be improving.

The German economy grew at a mild pace during most of 1995, but slowed considerably late in the year. The slowdown continued throughout 1996 and into 1997, as many companies and industries reduced employment. Due to the effects of the overall economic slowdown, the Company's sales in Germany increased only 5% in 1996 over 1995, but the rate of increase was 10% for the nine months ended December 31, 1996, compared to the same nine-month period in 1995.

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

Asia's reported sales for 1997 represented an increase over 1996 of 45% (57% absent the effects of foreign currency exchange rate fluctuations) and 1996
sales increased 22% over 1995.   The Company significantly expanded its Asian
presence in late 1995 by adding an office in The People's Republic of China, and in early 1996 by opening an office in Tokyo. Also, the Company's offices in Singapore and Korea were expanded significantly during the latter half of 1996. Since its opening, the China office has functioned only as a production facility for sales made in other offices of the Company, but China is expected to begin to sell to local companies in the future and contribute significantly to the growth of sales in Asia in coming years. The Company's Tokyo office has also served primarily as a production facility for sales made elsewhere in the Company, thus allowing other offices to sell to new and existing clients that have needs for Japanese language services.

In general, the Asian capacity developed in 1996 was underutilized in the first quarter of 1997 and contributed to the operating loss sustained in that quarter. Underutilization also occurred in subsequent quarters of 1997, but was much less pronounced than earlier in the year, and the Company is now approaching a normal utilization situation, due to increases in customer orders for work to be produced into the major Asian languages. The Company closed its Hong Kong office in May 1997 as a result of operating losses and declining strategic importance. Sales of this office were not material in 1997, 1996 or 1995 and expenses of approximately $75,000 were recorded in 1997 to recognize the costs of closing the office. Other Asian offices are now producing most of the Chinese work historically done by the Hong Kong office.

Management expects the increased demand for Asian language services to continue. Many Asian countries are experiencing very high economic growth rates and, despite the recent economic events in Asia, demand for translation and localization for Asia markets from the business communities in the U.S. and Europe remains at a relatively high level.

The Company's business can be impacted dramatically by changes in the strength of the economies of the countries in which it has a presence, and results of operations are highly influenced by general economic trends. Moreover, sales and profitability are increasingly affected by the number and size of larger and more complex multi-language projects. The Company experiences fluctuations in quarterly sales and profitability levels largely as a result of the increasing number of such projects. Management expects this trend to continue. Nevertheless, the Company expects to be able to capture increased sales in an expanding market which is expected to result in overall long-term sales growth.

COST OF SERVICES SOLD

Cost of services sold as a percentage of sales of services has fluctuated primarily as a result of competition in the marketplace and the volume and nature of direct production costs of project sales in each year, especially large projects covering several accounting periods. In the latter part of 1996 and early part of 1997, margins were negatively affected by underutilization of capacity, especially in Asia, and to a lesser extent by a higher proportion of low margin work in certain geographic areas. Management expects competitive pricing pressures to continue in the foreseeable future, and perhaps even intensify as a possible result of several recent mergers and acquisitions of small and mid-sized translation companies. The Company is continuing its efforts to control costs to offset the effects of these pricing pressures. These efforts include more effective utilization of the Company's proprietary software on medium- to small-sized projects to improve the productivity of translators, and the development of stronger "partnerships" with clients to enable the Company to provide higher-margin, higher-value, solution-based services to clients.

OTHER COSTS AND EXPENSES

Selling, general and administrative expenses were $6.8 million in 1997 and increased over prior year levels both in 1997 (by 23%, which increase would have been 28% absent the effect of currency exchange rate fluctuations) and in 1996 (by 27%, which increase would have been 29% absent the effect of currency exchange rate fluctuations). These increases were due to several factors, including the overall growth of existing offices and the opening of new offices in both years; increased marketing and sales efforts in substantially all of the Company's markets; certain costs related to reorganizing and closing some of the Company's underperforming offices, including the closure of the Switzerland office in December 1996 and the Hong Kong office in May 1997; and, to a lesser extent, the effect of increased corporate overhead costs related to the Company's growth.

Development costs were $391,000 in 1997 compared to $226,000 in 1996 and $170,000 in 1995. Development costs are related to the upgrading and expansion of the Company's proprietary language translation software developed in the early years of the Company's existence, as well as efforts related to the development and expansion of the Company's online language service product offering. The Company has enhanced certain features of its software and made it compatible with more of the ever-increasing types and versions of software being developed by the software industry which are being used by clients and potential clients. The Company expects development costs to continue to increase in 1998 over 1997 levels, primarily because of the ongoing needs to ensure the Company's technology is compatible with the software commonly used by businesses.

Fluctuations in the amount of goodwill amortization resulted primarily from foreign currency exchange rate fluctuations from year to year and from the Company's acquisition of CompuType in January 1997, which increased goodwill amortization by about $3,000 per month.

Net interest expense was $263,000 in 1997. Interest expense increased by $125,000 in 1997 compared to 1996 and decreased by $55,000 in 1996 compared to 1995. The increase in interest expense in 1997 was due primarily to higher average balances outstanding under revolving lines of credit, caused by growth in sales and related accounts receivable; increases in long-term debt used to finance certain equipment purchases; and a term loan obtained in January 1997 to finance a portion of the CompuType acquisition.

The decrease in interest expense in 1996 from 1995 was due primarily to reductions in the Company's average outstanding debt levels, most notably the conversion of $243,000 of debt owed to an affiliate to Convertible Preferred Stock in August 1995, and to a lesser extent, a reduction in interest rates in 1996 as compared with earlier years. Interest expense in future periods is expected to increase marginally over recent levels as the Company expects borrowings under revolving lines of credit to increase as sales grow, and the Company plans to continue to use long-term debt to finance certain equipment purchases. Also, any investments beyond modest requirements related to sales growth could require additional debt financing which would impact future levels of interest expense.

The U.S. parent company and each of its subsidiaries are separate legal and taxable entities subject to the domestic or foreign taxes pertaining to operations in their respective jurisdictions. For tax purposes, the U.S. parent company, and most of its subsidiaries, have unused net operating losses from prior years which can be utilized to reduce future years' taxable income of the respective entities. The availability of these net operating losses is governed by applicable domestic and foreign tax rules and regulations, some of which limit the utilization of such losses due to minimum tax requirements and other provisions. Income tax expense, as presented in the Consolidated Financial Statements, represents the combined income tax expense and income tax credits of all of the entities of the Company.

After consideration of the effect of the utilization of net operating loss carryforwards, income tax expense was $435,000 in 1997, $223,000 in 1996, and $160,000 in 1995. Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization of net operating loss carryforwards in many of these jurisdictions. The U.S. parent company has a net operating loss carryforward for U.S. Federal tax purposes but has no net operating loss carryforwards for state income tax purposes.

Note 6 to the Consolidated Financial Statements, "Income Taxes," contains additional information pertaining to the computation of income taxes as well as the Company's net operating loss carryforwards as of December 31, 1997.

LIQUIDITY AND SOURCES OF CAPITAL

In 1997, the Company had a positive cash flow from operations of approximately $.8 million compared with positive cash flows from operations in 1996 of $.5 million and in 1995 of $1.2 million. In each of the years 1997, 1996 and 1995, the Company's investing activities consisted primarily of the acquisition of equipment needed to maintain or upgrade production capability. In 1997, the Company's investing activities also included the acquisition of CompuType (see note 3 to the Consolidated Financial Statements) at a cost of approximately $.5 million.

Financing activities for all years included fluctuations in the amounts utilized under bank lines of credit used to finance the Company's working capital needs and changes in outstanding debt used to finance equipment purchases. Additionally, in 1997, the Company obtained a long-term loan for approximately $330,000 which was used to finance a portion of the CompuType acquisition. In July 1997, the Company obtained a mortgage with a bank in Spain for approximately $150,000. The mortgage was repaid in November 1997. In 1997 and 1996, the Company's non-cash financing activities included the conversion by certain shareholders of all outstanding shares of the Company's series B and series C Convertible Preferred Stock to Common Stock, all as described in more detail in note 5 to the Consolidated Financial Statements. The Company's 1995 financing activities included the conversion of $243,000 of debt owed to an affiliate to a new series D Convertible Preferred Stock of the Company and the sale of Common Stock for net proceeds of $194,000.

At December 31, 1997, the Company's cash and cash equivalents were approximately $1.7 million, which represented an increase of $.7 million during 1997. At December 31, 1997, the Company had working capital of approximately $3.8 million, compared to working capital of approximately $2.3 million at December 31, 1996. The increase in working capital during 1997 was primarily attributable to an increase in accounts receivable during the year, due to increased sales levels in late 1997 compared to late 1996.

The Company's primary working capital requirements relate to the funding of accounts receivable. The Company funds some of its working capital needs with lines of credit with financial institutions in the U.S., Canada, the U.K., Germany and Spain. Most of the lines of credit are secured by accounts receivable and other assets of the Company or its subsidiaries. As of December 31, 1997, the Company had unused amounts under these lines of credit of approximately $760,000. In February 1998, the German bank line of credit was increased by approximately $80,000 (see note 4 to the Consolidated Financial Statements).

Provided the Company remains profitable, the Company believes the available amounts under lines of credit combined with current working capital are sufficient to fund the Company's operations at current levels and enable the Company to grow at a modest level, without the need to seek significant new sources of capital. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as those which currently exist. In addition, the Company expects to be able to increase the maximum amounts which can be borrowed under credit facilities if the Company's sales increase and if the Company can remain profitable over the long term. Some of the financial institutions, which have loaned funds to the Company's subsidiaries under the credit facilities referred to above, have placed certain limits on the flow of cash outside the respective countries. Such limitations have not been an undue burden to the Company in the past, nor are they expected to be unduly burdensome in the foreseeable future.

The Company has no present significant commitments for capital expenditures, which generally consist of computer equipment and related peripheral hardware and software. A lesser but increased portion of expenditures in 1996 was for office furniture to equip new and growing offices. Likewise, the total level of capital additions in 1996 increased significantly from 1995 due to expansion of existing offices and the new offices opened in late 1995 and in 1996. Capital expenditures in future periods are expected to vary according to the overall growth of the Company. The Company plans to acquire and place additional translation services workstations in its offices in connection with future orders from customers, as such orders are received. The Company expects to finance a certain portion of future equipment costs, with terms similar to the financing arrangements entered into in recent years.

As described in more detail in note 3 to the Consolidated Financial Statements, in January 1997 the Company acquired a U.K.-based business for cash of approximately $550,000, most of which was financed. While there are no current commitments or plans, the Company may pursue other acquisitions worldwide or open additional offices in strategic locations, as client demands dictate and opportunities arise. The costs to open most offices have generally not been substantial and have been primarily related to the procurement of computers and other translation-related equipment and, in certain instances, for office premises. The Tokyo office, opened in early 1996, was an exception to this general situation, due both to the larger size of that office and the high costs of doing business in Japan. The costs of any additional offices to be opened in the future can also be expected to vary based on size and location and could require certain amounts of cash beyond the amount that can be generated through operations, depending on profitability.

In December 1996, the Company closed its Switzerland office and in May 1997 closed its Hong Kong office. In addition, a reorganization of the Company's France offices occurred during 1997. These office closures and the reorganization have had a negative effect on cash flow of approximately $200,000 through December 31, 1997. Additional negative cash flows exceeding $100,000 could occur in years subsequent to 1997 related to the France reorganization, as explained in more detail in note 7 to the Consolidated Financial Statements. No other significant office closures or reorganizations are currently planned.

The Company believes it has the ability to issue additional equity securities if necessary, but does not currently have any plans to do so. In past years, the Company has relied on major shareholders of the Company to fund certain obligations, but the Company currently has no firm commitments from, nor are there any obligations of, any such shareholders to provide any debt or equity funds to the Company. In order for the Company to fund investments beyond modest growth in operations, such as for significantly new or expanded services or product lines, additional debt or equity funds will likely be required.

Management believes that current working capital together with available lines of credit will enable the Company to meet its financial obligations during 1998. It is more difficult to assess cash flows beyond 1998 and the ability of the Company to meet its commitments without additional sources of capital is directly related to the Company's operations providing a positive cash flow. Should the Company's operations fail to provide adequate funds to enable it to meet its future financial obligations, management has the option, because of the Company's organizational structure, to cut costs by selectively eliminating operations which are not contributing to the Company financially, as was done by closing the Switzerland and Hong Kong offices.

Inflation has not been a significant factor in the Company's operations. Competition, however, has been and is expected to remain a major factor. To the extent permitted by competition and general economic and market conditions, the Company will pass on increased costs from inflation and operations to clients by increasing prices.

Due to prior years' operating losses, the Company and many of its subsidiaries have net operating loss carryforwards available to offset future taxable income in the various countries in which the Company operates. As a result, the Company historically has not had significant income tax liabilities requiring the expenditure of cash. The Company expects this general trend to continue for several years into the future for certain offices acquired many years ago which sustained large losses in previous years. The levels of net operating losses available to offset future taxable income are generally much lower for the new offices opened in recent years.

Substantially all of the Company's deferred tax assets at December 31, 1997 and 1996 were comprised of net operating loss carryforwards for which the Company has provided allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards exist, and the specific rules and regulations governing the utilization of such losses, including the dates by which the losses must be used.

YEAR 2000 ISSUE

The year 2000 issue refers to some computer systems' inability to recognize "00" in the date field as the year 2000. As a result of these shortcomings, some computers may be unable to process year-date data accurately beyond the year 1999. The Company has preliminarily assessed the potential impact of this issue on its business and operations as being minor. With the exception of the operations administration system for one of the Company's foreign subsidiaries, the Company does not believe the year 2000 issue will have a material effect on the Company's internal accounting and information systems, most of which consist of relatively inexpensive off-the-shelf software packages. In addition, the Company's proprietary translation software, TSS, has been year 2000 compliant since its development in the mid-1980's.

The Company has not undertaken a comprehensive study as to whether its clients, suppliers and service providers are year 2000 compliant. The Company's primary vendors consist of individual translators and other service professionals who are not expected to be materially impacted by the year 2000 issue. The Company does have relationships with various financial institutions, which could be materially impacted by this problem.

The Company has budgeted less than $100,000 to purchase a new operations administration system for its foreign subsidiary referred to above. The Company does not expect the costs to become year 2000 compliant to have a material effect on the Company's financial statements.

NEW ACCOUNTING STANDARDS

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") were issued.

The Company will adopt FAS 130 in the first quarter of 1998 and FAS 131 at the end of 1998. The requirements of both standards must be applied to financial statements for interim periods. It is not anticipated that the adoption of these statements will have a material effect on the financial statements of the Company. Reference is made to note 1 to the Consolidated Financial Statements for further information.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets


                                                          December 31
Thousands of dollars                                     1997     1996
-----------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                           $  1,711 $  1,034
 Trade accounts receivable, less allowance of
   $338 in 1997 and $219 in 1996                        9,772    6,529
 Work-in-process                                        1,040      487
 Prepaid expenses and other                               747      949
                                                     ------------------
Total current assets                                   13,270    8,999

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
 Office facilities and leasehold improvements             226      318
 Equipment                                              5,003    4,789
                                                     ------------------
                                                        5,229    5,107
 Less accumulated depreciation and
   amortization                                         3,402    3,236
                                                     ------------------
Net property, equipment and leasehold improvements      1,827    1,871
                                                     ------------------

OTHER ASSETS:
 Goodwill, less accumulated amortization of
   $3,544 in 1997 and $3,380 in 1996                    5,698    6,087
 Other                                                    245      310
                                                     ------------------
Total other assets                                      5,943    6,397
                                                     ------------------

TOTAL ASSETS                                         $ 21,040 $ 17,267
                                                     ==================

ALPNET, INC. AND SUBSIDIARIES


                                                           December 31
Thousands of dollars and shares                          1997         1996
---------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable to banks                                $   3,037   $  2,396
 Accounts payable                                          2,338      1,788
 Accrued payroll and related benefits                      1,187        922
 Other accrued expenses                                    1,354        897
 Deferred revenue                                            732        391
 Income taxes payable                                        462         53
 Current portion of long-term debt                           350        203
                                                       --------------------
Total current liabilities                                  9,460      6,650

Long-term debt, less current portion                         489        262

Commitments and contingencies (note 7)

SHAREHOLDERS' EQUITY:
 Convertible Preferred Stock, no par value;
   authorized 2,000 shares; issued and
   outstanding 87 shares in 1997 and
   719 shares in 1996                                        242      2,095
 Common Stock, no par value; authorized
   40,000 shares; issued and outstanding
   23,293 shares in 1997 and 17,883
   shares in 1996                                         42,080     40,228
 Accumulated deficit                                     (29,145)   (30,733)
 Equity adjustment from foreign currency translation      (2,086)    (1,235)
                                                       --------------------
Total shareholders' equity                                11,091     10,355
                                                       --------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $  21,040   $ 17,267
                                                       ====================

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Income


                                     Year Ended December 31
Thousands of dollars and shares     1997       1996      1995
-------------------------------------------------------------------
SALES OF SERVICES                  $40,795    $32,338    $26,919
OPERATING EXPENSES:
 Cost of services sold              30,927     25,256     21,027
 Selling, general and
  administrative expenses            6,798      5,539      4,361
 Development costs                     391        226        170
 Amortization of goodwill              393        360        387
                                  --------------------------------
Total operating expenses            38,509     31,381     25,945
                                  --------------------------------

OPERATING INCOME                     2,286        957        974

Interest expense, net                  263        138        193
                                  --------------------------------
Income before income taxes           2,023        819        781

Income taxes                           435        223        160
                                  --------------------------------

NET INCOME                          $1,588       $596       $621
                                  ================================

Income per share - basic              $.09      $ .04      $ .04
                                  ================================

Income per share - assuming dilution  $.06      $ .02      $ .03
                                  ================================

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

                                                                                               Equity
                                                                                             Adjustment
                                                                                            from Foreign
                                            Preferred Stock    Common Stock   Accumulated     Currency
Thousands of dollars and shares             Shares   Amount   Shares  Amount    Deficit      Translation     Total
---------------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 1995                 1,044   $ 2,894   15,562  $37,846  $(31,950)      $(1,613)       $ 7,177
 Issuance of Preferred Stock in exchange
   for long-term debt to affiliate,
   net of offering costs of $1                 87       242                                                      242
 Issuance of Common Stock for cash,
   net of offering costs of $6                                   582      194                                    194
 Exercise of stock options                                        55       44                                     44
 Costs related to 1994 issuance of
   Preferred Stock                                       (9)                                                      (9)
 Adjustment to guarantee liability                                        870                                    870
 Net income                                                                         621                          621
 Foreign currency translation adjustment                                                          192            192
                                           ---------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1995               1,131     3,127   16,199   38,954   (31,329)       (1,421)         9,331
 Conversion of Preferred Stock to
   Common Stock                              (412)   (1,032)   1,235    1,032
 Exercise of stock options                                       449       22                                     22
 Adjustment to guarantee liability                                        220                                    220
 Net income                                                                         596                          596
 Foreign currency translation adjustment                                                          186            186
                                           ---------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1996                 719     2,095   17,883   40,228   (30,733)       (1,235)        10,355
 Conversion of Preferred Stock to
     Common Stock                            (632)   (1,853)   5,401    1,845                                     (8)
 Exercise of stock Options                                         9        7                                      7
 Net Income                                                                       1,588                        1,588
 Foreign currency translation adjustment                                                         (851)          (851)
                                           ---------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1997                  87    $  242   23,293  $42,080  $(29,145)      $(2,086)       $11,091
                                           ===========================================================================

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                 Year Ended December 31
Thousands of dollars                                            1997      1996      1995
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income                                                  $ 1,588    $   596   $   621
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization of property, equipment
      and leasehold improvements                                 669        463       362
     Amortization of goodwill                                    393        360       387
     Net gain on disposal of property,
        equipment and leasehold improvements                     (78)         0         0
     Other                                                         8       (178)       75
     Changes in operating assets and liabilities:
      Trade accounts receivable                               (3,541)    (1,475)     (523)
      Accounts payable and accrued expenses                    1,375        880       (56)
      Other                                                      339       (160)      334
                                                            --------------------------------
Net cash provided by operating activities                        753        486     1,200

INVESTING ACTIVITIES:
 Purchase of property, equipment and leasehold improvements     (863)    (1,403)     (395)
 Payment for acquisition, net of cash acquired                  (508)         0         0
 Proceeds from sale of property, equipment and
    leasehold improvements                                       213          0         0
                                                            --------------------------------
Net cash used in investing activities                         (1,158)    (1,403)     (395)

FINANCING ACTIVITIES:
 Proceeds from notes payable to banks                            835        795       264
 Principal payments on notes payable to banks                    (58)       (71)     (549)
 Proceeds from long-term debt                                    811        294        54
 Principal payments on long-term debt                           (433)      (137)     (133)
 Sale of Common Stock for cash, net of related costs               0          0       194
 Proceeds from exercise of stock options                           7         22        44
                                                            --------------------------------
Net cash provided by (used in) financing activities            1,162        903      (126)

Effect of exchange rate changes on cash                          (80)        15        10
                                                            --------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                        677          1       689

Cash and cash equivalents at beginning of year                 1,034      1,033       344
                                                            --------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $1,711     $1,034    $1,033
                                                            ================================
CASH PAID DURING THE YEAR FOR:
 Interest                                                       $261       $139      $198
 Income taxes                                                     46        199       114

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1997


1. SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

ALPNET, Inc. (the "Company") is a United States publicly-owned multinational corporation. The Company provides language translation, product localization, and multilingual publishing solutions to businesses engaged in international trade. The principal markets for the Company's services are North America, Western Europe, and Asia.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ALPNET, Inc. and its wholly-owned subsidiaries or branches located in the United States, Canada, United Kingdom, Ireland, Germany, France, Spain, the Netherlands, Belgium, Singapore, Korea, China and Japan. Significant intercompany accounts and transactions have been eliminated in consolidation.

For all of the Company's foreign subsidiaries, the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the year. The resultant cumulative translation adjustments to the assets and liabilities are recorded as a separate component of shareholders' equity. Exchange adjustments resulting from foreign currency transactions are included in the determination of net income. A gain of $213,000 was recognized in 1997, and losses of $121,000 and $77,000 were recognized in 1996 and 1995, respectively.

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's foreign subsidiaries are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers cash equivalents to be all highly liquid investments with a maturity of three months or less when purchased. Cash equivalents are stated at cost, which approximates fair value.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements are recorded at cost. Depreciation and amortization are calculated using the straight-line method over estimated useful lives of 3 to 5 years for equipment and 5 to 25 years for office facilities and leasehold improvements.

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

Collateral is not required for receivables and allowances are provided for uncollectible accounts.

STOCK OPTIONS

The Company continues to account for stock options using the intrinsic value method and provides pro forma footnote disclosure of the impact of using the fair value method.

INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted income per share with basic and diluted income per share. Unlike primary income per share, basic income per share excludes any dilutive effects of options and convertible securities. Diluted income per share is similar to the previously reported fully diluted income per share. All income per share amounts for all periods have been presented, and where appropriate, restated to conform to the FAS 128 requirements.

RECLASSIFICATIONS

Certain prior-year amounts have been reclassified to conform to the 1997 presentation.

NEW ACCOUNTING STANDARDS

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") were issued.

FAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. One item of other comprehensive income that the Company will be required to display is the equity adjustment from foreign currency translation. FAS 131 requires public companies to report financial and descriptive information about its reportable operating segments, on the basis that is used internally for evaluating segment performance.

The Company will adopt FAS 130 in the first quarter of 1998 and FAS 131 at the end of 1998. The requirements of both standards must be applied to financial statements for interim periods. It is not anticipated that the adoption of these statements will have a material effect on the financial statements of the Company.

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


Thousands of dollars          1997      1996      1995
----------------------------------------------------------
Net sales:
      United States          $ 7,476   $  5,521  $  2,463
      Canada                   6,535      4,802     3,860
      Europe                  31,409     25,713    21,864
      Asia                     4,366      3,008     2,464
      Eliminations            (8,991)    (6,706)   (3,732)
                             -----------------------------
                             $40,795   $ 32,338  $ 26,919
                             =============================

Income before income taxes:
      United States          $   493   $    598  $    107
      Canada                     199        154        60
      Europe                   1,250        603       576
      Asia                        81       (536)       38
                             -----------------------------
                             $ 2,023   $    819  $    781
                             =============================

Identifiable assets:
      United States          $ 2,989   $  2,077  $  1,419
      Canada                   2,682      2,067     1,319
      Europe                  13,209     11,564    10,272
      Asia                     2,160      1,559     1,439
                             -----------------------------
                             $21,040   $ 17,267  $ 14,449
                             =============================

Sales to a single client in the computer industry accounted for 11%, 16% and 17% of total revenues in 1997, 1996 and 1995, respectively. No other client accounted for more than 10% of revenues in any year.


3. 1997 ACQUISITION

In January 1997, the Company acquired all of the outstanding stock of CompuType Ltd., a U.K.-based provider of specialty desktop publishing and pre-press services, in a transaction accounted for as a purchase. The acquisition cost of approximately $550,000 was paid in cash, and exceeded the fair values of the net assets acquired by approximately $400,000, which excess was recorded as goodwill and is being amortized on the straight-line method over 12 years. The acquisition was financed primarily by (1) a (Pounds)200,000 (approximately $330,000) term loan with the Company's U.K. bank, repayable over 5 years, bearing interest at approximately 10%; and (2) an increase of (Pounds)100,000 (approximately $170,000) in the Company's credit facility with this bank. This credit facility is described in more detail in note 4. CompuType's results of operations have been included with the Company's consolidated financial results from February 1997 forward. CompuType's 1997 sales, included in consolidated sales of services for the year ended December 31, 1997, were approximately $1,400,000.

4.  BORROWINGS

NOTES PAYABLE TO BANKS

Notes payable to banks consisted of the following at December 31:


    Thousands of dollars                                       1997     1996
------------------------------------------------------------------------------
Credit facility with a U.S. financial institution, interest
  at 8.9%, collateralized by U.S.-based accounts receivable    $  482  $    0
Credit facility with a Canadian bank, interest at 7%,
 collateralized by the accounts receivable of the
 Canadian subsidiary, guaranteed by the Company                   553     639
Credit facilities with a U.K. bank, interest at 10%,
 collateralized by the assets of the U.K. subsidiaries,
 guaranteed by the Company                                      1,422   1,101
Credit facility with a German bank, interest at 9%,
 collateralized by the accounts receivable of the
 German subsidiary, guaranteed by the Company                     439     437
Unsecured credit facility with another German bank,
 interest at 9%                                                    82     154
Credit facility with a Spanish bank, interest at 8%,
 guaranteed by the Company's primary U.K. subsidiary               59      65
                                                               ---------------
                                                               $3,037  $2,396
                                                               ===============

All of the Company's credit facilities have variable interest rates. The interest percentages shown are the actual rates at December 31, 1997. The weighted average interest rate on notes payable to banks was 9.1% at December 31, 1997 and 8.1% at December 31, 1996. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on
substantially the same terms as currently exist.   Occasionally, amounts
borrowed under credit facilities are allowed to exceed maximum limits for short periods of time. Due to the short-term nature of these notes, their carrying values at December 31, 1997 are considered to approximate their fair values.

The credit facility with the U.S. financial institution has a maximum limit of $1,000,000 at December 31, 1997. The credit facility with the Canadian bank has a maximum limit of Canadian $1,000,000 (approximately $700,000) at December 31, 1997, and intercompany debts have been subordinated to the bank.

The credit facilities with the U.K. bank have a maximum limit of (Pounds)900,000 (approximately $1,490,000) at December 31, 1997. Intercompany debts have been subordinated to the bank. The bank requires the primary U.K. operating company to maintain net equity of (Pounds)750,000 (approximately $1,240,000) and a 2:1 ratio of accounts receivable to outstanding borrowings.

The secured credit facility with a German bank had a maximum limit of DM 750,000 (approximately $420,000) at December 31, 1997. In February 1998, the limit was increased to DM 900,000 (approximately $500,000). Intercompany debts have been subordinated to the bank. The unsecured credit facility with another German bank has a maximum limit of DM 200,000 (approximately $110,000) at December 31, 1997.

The credit facility with the Spanish bank has a maximum limit of PTS 9.2 million (approximately $60,000) at December 31, 1997.

LONG-TERM DEBT

Long-term debt consisted of the following at December 31:


    Thousands of dollars                                                1997     1996
-------------------------------------------------------------------------------------
    Term loan with a bank in the U.K., payable in monthly installments of approximately $6 plus interest through January 2002,
       interest at 10%                                                  $  278  $  0
    Obligations to financial institutions due at various dates through
     2001, secured by certain equipment, with carrying values which
     approximate outstanding debt balances, interest at 6% to 14%          511   359
    Unsecured note payable to the former owner of the Company's German subsidiary, due in monthly installments of approximately $3 plus
     interest through June 1999, interest at 8%                             50    97
    Mortgage with a bank in Spain, repaid in 1997                            0     9
                                                                        -------------
                                                                           839   465
    Less current portion                                                   350   203
                                                                        -------------
                                                                        $  489  $262
                                                                        =============

The aggregate maturities of long-term debt as of December 31, 1997 were as follows:

                         Thousands of dollars
                         -------------------------------------------------
                         Year Ending December 31
                                     1998                       $350
                                     1999                        258
                                     2000                        140
                                     2001                         85
                                     2002                          6
                                                                ----
                                                                $839
                                                                ====

Based on a discounted cash flow analysis, the carrying values of long-term debt at December 31, 1997 are considered to approximate their fair values.


5. CAPITAL STOCK

EQUITY TRANSACTIONS

In 1995, the Company issued 87,339 shares of series D Convertible Preferred Stock to a shareholder and director, in exchange for the cancellation of a 300,000 Swiss franc (approximately $243,000) note payable. The series D Preferred Stock is convertible at the option of the holder into nine shares of the Company's Common Stock, has voting rights as if the shares were already converted, and features a 10% non-cumulative dividend subject to the discretion of the Board of Directors.

In 1995, the Company issued 581,818 shares of restricted Common Stock to a vice president of the Company for approximately $194,000, net of related costs. In conjunction with this transaction, the Company granted this officer an option to acquire 500,000 shares of restricted Common Stock at an exercise price of $.34 per share, which option was exercised in 1996.

In 1996, the Company issued 1,235,292 shares of Common Stock upon conversion of 411,764 shares of series B Convertible Preferred Stock. In March 1997, the Company issued 652,035 shares of Common Stock upon conversion of 47,647 shares of series B Convertible Preferred Stock and 56,566 shares of series C Convertible Preferred Stock. In December 1997, the Company issued 4,749,219 shares of Common Stock upon conversion of 527,691 shares of series C Convertible Preferred Stock. As of December 31, 1997, only shares of series D Convertible Preferred Stock remain outstanding.

In 1994, the Company entered into a "financial monitoring agreement" with its largest shareholder which requires the Company, among other things, to obtain prior approval for major financing transactions, significant asset purchases or sale of a major portion of the Company's assets. The Company is currently prohibited from paying dividends under Utah corporate law.

INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share.


    Thousands of dollars and shares              1997    1996      1995
---------------------------------------------------------------------------
     Numerator for basic and diluted
         income per share - net income          $ 1,588  $   596  $   621
                                               ============================
     Denominator:
         Denominator for basic income per
             share - weighted-average shares     18,449   16,659   15,783
         Effect of dilutive securities:
             Convertible Preferred Stock          5,623    7,234    6,022
             Employee stock options               1,604    2,025    1,350
                                               ----------------------------
         Dilutive potential common shares         7,227    9,259    7,372
                                               ----------------------------
     Denominator for diluted income per
         share - adjusted weighted-average
         shares and assumed conversions          25,676   25,918   23,155
                                               ============================

     Income per share - basic                      $.09     $.04     $.04
                                               ============================
     Income per share - assuming
         dilution                                  $.06     $.02     $.03
                                               ============================

STOCK OPTIONS

As of December 31, 1997, the Company had three stock option plans: an incentive stock option plan, a non-statutory stock option plan and an executive stock option plan. The incentive stock option plan has been dormant for several years and was terminated in early 1998. At December 31, 1997, a total of 4,102,323 shares of the Company's authorized Common Stock were reserved for ultimate issuance under the two active plans (the "Option Plans"), of which 196,931 shares have been issued. The Company has granted non-qualified stock options to employees, officers, and independent members of the Board of Directors under the Option Plans.

The exercise terms of the options granted under the non-statutory stock option plan provide that the options expire six years after date of grant and cannot be exercised during the first year. No more than 20% of the options can be exercised in any one year; however, any unexercised options may be accumulated and exercised in succeeding years. The exercise terms of the options granted under the executive stock option plan generally provide for vesting over the period from June 1998 through June 2000. All unexercised options under this plan expire on September 1, 2000 or when the employee terminates employment with the Company, if sooner.

The Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its Option Plans. The alternative fair value method of accounting prescribed by Financial Accounting Standard No. 123, "Accounting for Stock- Based Compensation" ("FAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options, as discussed below. Accordingly, under APB 25, no compensation expense has been recognized for stock option grants because the exercise price of stock options equals or exceeds the market price of the Company's Common Stock on the date of grant.

If the Company had elected to account for options granted in 1997, 1996 and 1995 based on their fair value, as prescribed by FAS 123, net income and income per share would have been reduced to the pro forma amounts shown in the table below. All income per share amounts have been restated as required to comply with FAS 128.


      Thousands of dollars                           1997     1996      1995
-----------------------------------------------------------------------------
      Net income - reported                          $1,588    $596      $621
                 - pro forma                          1,342     392       447
      Basic net income per share - reported             .09     .04       .04
                                 - pro forma            .07     .02       .03
      Diluted net income per share - reported           .06     .02       .03
                                   - pro forma          .05     .02       .02

The fair value of each stock option grant was determined using the Black-Scholes option pricing model and the following assumptions: expected stock price volatility of .8 to 1.0, risk-free interest rate of 6%, weighted average expected option lives ranging from three to four years, and no dividends. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of stock options. The method of accounting for stock options as defined by FAS 123 has not been applied to options granted prior to January 1, 1995, and therefore the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The following table is a summary of activity for the Company's Option Plans for the years ended December 31:

                                                1997                    1996                1995
                                     ------------------------  -----------------------    -------
                                             Weighted-Average         Weighted-Average
  Thousands of shares                Shares   Exercise Price   Shares  Exercise Price     Shares
-------------------------------------------------------------------------------------------------
  Outstanding at beginning of year   3,327       $ .83         3,271       $ .80           830
   Granted                           1,175        1.35           112        1.82         3,104
   Canceled                           (946)       1.00           (29)        .99          (608)
   Exercised                            (9)        .77           (27)        .81           (55)
                                     -------------------------------------------------------------
  Outstanding at end of year         3,547       $ .96         3,327       $ .83         3,271
                                     =============================================================

  Exercisable at end of year           144       $ .99           103       $ .88            83
                                     =============================================================

  Weighted average fair value
      of options granted during
      the year                       $ .77                     $1.18                     $ .23
                                     =============================================================

The exercise price of options exercised in 1995 ranged from $.42 to $1.13 per share. The following table summarizes information about stock options outstanding at December 31, 1997:

Thousands of shares                      Options Outstanding                            Options Exercisable
------------------------------------------------------------------------------------------------------------------
                         Number                Weighted                             Number
                       Outstanding              Average            Weighted        Exercisable        Weighted
     Range of           As of                  Remaining            Average           As of            Average
Exercise Prices    December 31, 1997  Contractual Life in Years  Exercise Price  December 31, 1997  Exercise Price
------------------------------------------------------------------------------------------------------------------
$0.42 - $0.75                  1,687                        2.6           $0.60                 55           $0.64
$1.08 - $1.44                  1,823                        3.6           $1.25                 85           $1.11
$2.19 - $2.92                     37                        5.2           $2.62                  4           $2.92


6. INCOME TAXES

The Company files a consolidated U.S. Federal income tax return which includes all domestic operations. Tax returns for states within the U.S. and for foreign subsidiaries are filed in accordance with applicable laws. The following summarizes for income tax purposes, the domestic and foreign components of income before income taxes for the year ended December 31:

   Thousands of dollars        1997         1996         1995
--------------------------------------------------------------
   Domestic                   $2,444      $ 1,887      $1,295
   Foreign                      (421)      (1,068)       (514)
                             ---------------------------------
                              $2,023      $   819      $  781
                             =================================

Income tax expense, including the effect of net operating loss carryforwards, consisted of the following for the year ended December 31:


   Thousands of dollars        1997         1996         1995
---------------------------------------------------------------
Current income tax expense:
  Domestic income taxes:
    Federal                    $ 50        $ 20           $ 15
    State                       100          70             65
  Foreign income taxes          285         133             50
                              --------------------------------
                                435         223            130
 Deferred foreign income
  tax expense                     0           0             30
                              --------------------------------
 Total income tax expense      $435        $223           $160
                              ================================

Income tax expense varied from the expected statutory domestic federal income tax amount as follows for the year ended December 31:


  Thousands of dollars                    1997         1996         1995
------------------------------------------------------------------------------
    Tax expense on consolidated
     income computed at the
     domestic statutory federal income
     tax rate                             $ 708        $287          $273
    Effect of foreign losses on the
     computation of tax expense
     at domestic statutory rates            480         478           311
    Utilization of U.S. net operating
     losses from prior years               (805)       (640)         (438)
    Utilization of foreign net operating
     losses from prior years               (185)        (58)         (123)
    Domestic state income taxes             100          70            65
    Other                                   137          86            72
                                         ---------------------------------
       Reported income tax expense        $ 435       $ 223         $ 160
                                         =================================

The approximate tax effect of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows for the year ended December 31:


    Thousands of dollars                    1997          1996         1995
------------------------------------------------------------------------------
   Deferred tax assets:
    Net operating loss carryforwards      $6,600       $7,400        $7,600
    Tax credit carryforwards                 350          400           400
    Other                                    100          200           100
                                         -------------------------------------
      Total deferred tax assets            7,050        8,000         8,100
      Less valuation allowances           (6,950)      (7,800)       (8,000)
                                         -------------------------------------
   Net deferred tax assets                $  100       $  200        $  100
                                         =====================================
   Total deferred tax liabilities         $  100       $  200        $  100
                                         =====================================

Due to prior years' operating losses, the Company and many of its subsidiaries have net operating loss carryforwards available to offset future taxable income
in the various countries in which the Company operates.   The U.S. parent
company has no net operating loss carryforwards for state income tax purposes. The Company has approximately $350,000 of general business tax credit carryforwards available to offset future U.S. federal income taxes which expire in 1998 through 2001.

The following table summarizes by geographic region the significant available operating loss carryforwards and the related expiration dates.

                                 Operating
                                   Loss                         Expiration
         Thousands of dollars  Carryforwards                       Dates
--------------------------------------------------------------------------------
         United States            $13,100                  1999 through 2003
         Canada                     1,200            1998 through indefinite
         Europe                     4,000            1998 through indefinite
         Asia                         800                  1999 through 2002

7.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

All of the Company's office space and various equipment is rented under leases which are classified as operating leases. These leases have remaining terms of up to 17 years. Certain of the leases for office space contain renewal options and adjustment clauses based on consumer price indices. Total rental expense for all operating leases was approximately $2.2 million in 1997, $1.6 million in 1996 and $1.5 million in 1995. Certain office space is subleased pursuant to a contract expiring in 1998 with various renewal options. Total sublease rental income was approximately $96,000 in 1997, $80,000 in 1996 and $220,000 in 1995.

At December 31, 1997, future minimum payments under noncancelable operating leases with initial terms of one year or more and future sublease income under noncancelable subleases with initial terms of one year or more, are as follows:

                                   Lease      Sublease
     Thousands of dollars         Payments     Income
----------------------------------------------------------
     Year ending December 31
         1998                      $1,611        $50
         1999                       1,476
         2000                       1,470
         2001                       1,269
         2002                         945
         Thereafter                 3,907
                           -------------------------------
     Total minimum lease payments $10,678        $50

EMPLOYEE BENEFIT PLANS

ALPNET, Inc. has a contributory profit sharing plan ("Plan") which is designed to meet the requirements for qualification under Section 401(k) of the U.S. Internal Revenue Code. Under this provision, contributions by U.S. employees are excluded from their taxable income. The Plan provides retirement benefits for U.S. employees meeting certain eligibility requirements. Employer contributions, which were immaterial for all years presented, are discretionary and become fully vested after two to four years.

The Company's U.K. and Netherlands subsidiaries have defined contribution plans which cover substantially all of their employees. Contributions are based upon percentages of participating employees' compensation. The cost of these plans was approximately $109,000 in 1997, $79,000 in 1996 and $61,000 in 1995.

CONTINGENT LIABILITIES

In 1997, the Company's French subsidiary terminated certain of its employees, some of whom initiated immediate legal actions in the French legal system which handles employment-related matters. Subsequently, other former employees initiated similar actions. In 1996, approximately $50,000 of statutorily-required costs related to the 1997 terminations were expensed. In 1997, primarily in the fourth quarter, an additional $220,000 was expensed related to the legal actions taken by specific employees, and approximately $160,000 remains accrued at December 31, 1997.

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

On February 23, 1998, the Company was named as one of several defendants in two actions. In these actions, each of the named plaintiffs, all of whom are German nationals, seek to recover monetary damages, in amounts to be proven at trial, including punitive damages, interest, and costs, allegedly sustained as a result of securities transactions(s) the plaintiffs entered into with several of the other named defendants. The Company intends to vigorously defend the lawsuits. No expense has been accrued in the financial statements for these actions.

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


8. RELATED PARTY TRANSACTION

As of December 31, 1997, the Company has a $44,700 unsecured promissory note receivable, bearing interest at prime plus 3%, from an officer and director of the Company. The note balance was $56,600 at December 31, 1996 and $67,200 at December 31, 1995.

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
ALPNET, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of ALPNET, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of ALPNET Canada Inc., a subsidiary of ALPNET, Inc., which statements reflect total assets constituting 13% as of December 31, 1997 and 12% as of December 31, 1996, and total revenues constituting 15% in 1997, 14% in 1996 and 13% in 1995 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for ALPNET Canada Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ALPNET, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP


Salt Lake City, Utah
March 13, 1998

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.



                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

The information with respect to directors required by Item 10 of Form 10-K is presented in the section titled "Information About Directors and Nominees for Director" in the Company's definitive Proxy Statement dated March 30, 1998 and is incorporated herein by reference. The information with respect to Executive Officers is presented in the section titled "Information About Directors and Nominees for Director" and in the section titled "Certain Significant Employees" in the Company's definitive Proxy Statement dated March 30, 1998 and is incorporated herein by reference. The information with respect to other significant employees is presented in the section titled "Certain Significant Employees" in the Company's definitive Proxy Statement dated March 30, 1998 and is incorporated herein by reference.


ITEM 11:  EXECUTIVE COMPENSATION
--------  ----------------------

Information required by Item 11 of Form 10-K is presented in the sections titled "Compensation of Directors," "Executive Compensation and Related Information" and "Compensation Pursuant to Plans" in the Company's definitive Proxy Statement dated March 30, 1998 and is incorporated herein by reference.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

Information required by Item 12 of Form 10-K is presented in the sections titled "Principal Shareholders" and "Information About Directors and Nominees for Director" in the Company's definitive Proxy Statement dated March 30, 1998 and is incorporated herein by reference.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

Information required by Item 13 of Form 10-K is presented in the section titled "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement dated March 30, 1998 and is incorporated herein by reference.



                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(A)    (1)  FINANCIAL STATEMENTS:
            ---------------------

     The financial statements are included in Item 8, Financial Statements and Supplementary Data, as listed in the following index:


     Index to Consolidated Financial Statements:                                                       Page
                                                                                                       ----
     Consolidated  Financial Statements:
      Balance Sheets as of December 31, 1997 and 1996..................................................
      Statements of Income for the years ended December 31, 1997, 1996 and 1995........................
      Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995..........
      Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995....................
      Notes to Consolidated Financial Statements.......................................................
     Report of Independent Auditors....................................................................

     (2) FINANCIAL STATEMENT SCHEDULES:
         ------------------------------

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions and therefore have been omitted, or are not presented because the information required is included in the financial statements or notes thereto.


     (3)  LISTING OF EXHIBITS:
          --------------------

     Exhibit                                                                                     Filing
      No.                   Description                                                          Status
 -------------------------------------------------------------------------------------------------------
       3.1                   Restated Articles of Incorporation, as Amended                        (ii)
       3.2                   By-Laws                                                               (iv)
       4.1                   Specimen Series D Preferred Stock Certificate                         (ii)
       10.1                  Stock Purchase Agreement between ALPNET, Inc. and
                             Benitex A.G. dated 1 July 1993, with Exhibits                          (i)
       10.2                  Debt Conversion Agreement dated 17 August 1995 between
                             Michael F. Eichner and ALPNET, Inc.                                   (ii)
       10.3                  Stock Purchase and Sale Agreement dated 20 October 1995
                             between ALPNET, Inc. and Jaap van der Meer                            (ii)
       10.4                  Financial Monitoring Agreement dated 31 March 1994
                             between H.F. Boeckmann, II and ALPNET, Inc.                          (iii)
       10.5                  First Amendment to Financial Monitoring Agreement dated
                             15 September 1995 between H.F. Boeckmann, II and
                             ALPNET, Inc.                                                         (iii)
       10.6                  Second Amendment to Financial Monitoring Agreement dated
                             22 November 1997 between H.F. Boeckmann, II and ALPNET, Inc.          (vi)
       10.7                  Specimen Executive Stock Option Agreement dated 17
                             August 1995                                                          (iii)
       21                    Subsidiaries of Registrant                                             (v)
       23.1                  Consent of Ernst & Young LLP, Independent Auditors                    (vi)
       23.2                  Consent of Friedman & Friedman, Independent Auditors
                             for Alpnet Canada Inc.                                                (vi)
       27                    Financial Data Schedule                                               (vi)
       99                    Opinion of Friedman & Friedman, Independent Auditors
                             for Alpnet Canada Inc.                                                (vi)

--------------------------
       (i) Previously filed on March 30, 1994 as an Exhibit to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.
      (ii) Previously filed on November 13, 1995 as an Exhibit to Form 10-Q for the quarterly period ended September 30, 1995, and incorporated herein by reference.
     (iii) Previously filed on March 28, 1996 as an Exhibit to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
      (iv) Previously filed on August 13, 1996 as an Exhibit to Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference.
       (v) Previously filed on August 13, 1997 as an Exhibit to Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
      (vi)  Filed herewith.

(B)  REPORT ON FORM 8-K:
     -------------------

     The following report on Form 8-K was filed during the fourth quarter of the year ended December 31, 1997, which is incorporated herein by reference:

                                                            Financial
     Date of                                               Statements
     Report            Item Reported                          Filed
----------------------------------------------------------------------------
     October 23, 1997  ALPNET Announces Record
                         Earnings for Third Quarter 1997       N/A


(C)  EXHIBITS:
     ---------

     The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(3) above.


(D)  FINANCIAL STATEMENT SCHEDULES:
     ------------------------------

     The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(2) above.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ALPNET, INC.

                              By:   \s\ Jaap van der Meer
                                    ----------------------------
                                    Jaap van der Meer, President

                              Date: 25 March 1998
                                    ----------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


\s\ Michael F. Eichner                   25 March 1998
----------------------------           ---------------------
Michael F. Eichner
Chairman of the Board of Directors

\s\ Jaap van der Meer                    25 March 1998
----------------------------           ---------------------
Jaap van der Meer
President and Director

\s\ John W. Wittwer                      25 March 1998
----------------------------           ---------------------
John W. Wittwer
Executive Vice President and Director

\s\ James R. Morgan                      25 March 1998
----------------------------           ---------------------
James R. Morgan
Director

\s\ Donald N. Reeves                     25 March 1998
----------------------------           ---------------------
Donald N. Reeves
Director

\s\ D. Kerry Stubbs                      25 March 1998
----------------------------           ---------------------
D. Kerry Stubbs
Chief Financial and Accounting Officer