Form 10-Q
period 1998-03-31
ALPNET INC
filed 1998-05-11
CIK 712425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ________________ .

Commission file number 0-15512.

                                  ALPNET, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Utah                                           87-0356708
----------------------------------------                  ----------------------
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

 4460 South Highland Drive, Suite #100
         Salt Lake City, Utah                                   84124-3543
----------------------------------------                  ----------------------
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

The number of shares outstanding of the registrant's no par value Common Stock as of May 4, 1998 was 23,348,615.

ALPNET, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.   Consolidated Financial Statements (Unaudited):

          Consolidated Statements of Operations--Three months ended March 31, 1998 and 1997.......................................................................  3

          Consolidated Balance Sheets--March 31, 1998 and December 31, 1997...............  4

          Consolidated Statements of Cash Flows--Three months ended March 31, 1998 and 1997.......................................................................  6

          Notes to Consolidated Financial Statements--March 31, 1998......................  7

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations.......................................................... 10



PART II.   OTHER INFORMATION
----------------------------

Item 1.   Legal Proceedings............................................................... 17

Item 6.   Exhibits and Reports on Form 8-K................................................ 17



SIGNATURES................................................................................ 18
----------

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------  ---------------------------------------------

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)


                                                       Three Months Ended
                                                             March 31
Thousands of dollars and shares                       1998             1997
--------------------------------------------------------------------------------

SALES OF SERVICES                                  $12,321           $8,767

OPERATING EXPENSES:
 Cost of services sold                               9,242            7,421
 Selling, general and administrative
   expenses                                          1,732            1,614
 Development costs                                     124              108
 Amortization of goodwill                               97               98
                                                ------------------------------
Total operating expenses                            11,195            9,241
                                                ------------------------------
OPERATING INCOME (LOSS)                              1,126             (474)

Interest expense, net                                   76               57
                                                ------------------------------
Income (loss) before income taxes                    1,050             (531)

Income taxes                                           240               45
                                                ------------------------------
NET INCOME (LOSS)                                  $   810           $ (576)
                                                ==============================


Income (loss) per share - basic                    $  .035           $(.032)
                                                ==============================
Income (loss) per share - assuming dilution        $  .031           $(.032)
                                                ==============================

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)


                                                    March 31        December 31
Thousands of dollars                                  1998             1997
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                         $ 2,223          $ 1,711
 Trade accounts receivable, less allowance of
  $348 in 1998 and $338 in 1997                      9,273            9,772
 Work-in-process                                     1,207            1,040
 Prepaid expenses and other                            908              747
                                                ------------------------------
Total current assets                                13,611           13,270

PROPERTY, EQUIPMENT AND LEASEHOLD
 IMPROVEMENTS:
  Office facilities and leasehold
    improvements                                       228              226
  Equipment                                          5,280            5,003
                                                ------------------------------
                                                     5,508            5,229
  Less accumulated depreciation and
    amortization                                     3,551            3,402
                                                ------------------------------
Net property, equipment and leasehold
 improvements                                        1,957            1,827

OTHER ASSETS:
 Goodwill, less accumulated amortization
   of $3,626 in 1998 and $3,544 in 1997              5,581            5,698
 Other                                                 293              245
                                                ------------------------------
Total other assets                                   5,874            5,943
                                                ------------------------------

TOTAL ASSETS                                       $21,442          $21,040
                                                ==============================

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

                                                    March 31        December 31
Thousands of dollars and shares                       1998             1997
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable to banks                           $  2,159         $  3,037
 Accounts payable                                    2,986            2,338
 Accrued payroll and related benefits                1,005            1,187
 Other accrued expenses                              1,437            1,354
 Deferred revenue                                      469              732
 Income taxes payable                                  640              462
 Current portion of long-term debt                     363              350
                                                ------------------------------
Total current liabilities                            9,059            9,460

Long-term debt, less current portion                   482              489

Commitments and contingencies (note 5)

SHAREHOLDERS' EQUITY:
 Convertible Preferred Stock, no par value;
  authorized 2,000 shares; issued and
  outstanding 87 shares in 1998 and
  1997                                                 242              242
 Common Stock, no par value; authorized
  40,000 shares; issued and outstanding
  23,348 shares in 1998 and 23,293 shares
  in 1997                                           42,133           42,080
 Accumulated deficit                               (28,335)         (29,145)
 Equity adjustment from foreign currency
  translation                                       (2,139)          (2,086)
                                                ------------------------------
Total shareholders' equity                          11,901           11,091
                                                ------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                           $ 21,442         $ 21,040
                                                ==============================

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
                                                   Three Months Ended March 31
Thousands of dollars                                  1998             1997
--------------------------------------------------------------------------------

OPERATING ACTIVITIES:
 Net income (loss)                                 $   810           $ (576)
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization of property,
    equipment and leasehold improvements               180              166
   Amortization of goodwill                             97               98
   Other                                               (61)              56
   Changes in operating assets and liabilities,
       net of effect of acquisition:
    Trade accounts receivable                          465             (416)
    Accounts payable and accrued expenses              575              221
    Other                                             (427)              46
                                                ------------------------------
Net cash provided by (used in) operating
 activities                                          1,639             (405)

INVESTING ACTIVITIES:
 Purchase of property, equipment and
  leasehold improvements                              (312)            (183)
 Payment for acquisition, net of cash acquired           0             (508)
                                                ------------------------------
Net cash used in investing activities                 (312)            (691)

FINANCING ACTIVITIES:
 Proceeds from notes payable to banks                  173              749
 Principal payments on notes payable to banks       (1,055)             (13)
 Proceeds from long-term debt                           82              395
 Principal payments on long-term debt                  (75)            (115)
 Proceeds from exercise of stock options                53                0
                                                ------------------------------
Net cash provided by (used in) financing
 activities                                           (822)           1,016

Effect of exchange rate changes on cash                  7              (35)
                                                ------------------------------
 NET INCREASE IN CASH AND CASH EQUIVALENTS             512             (115)

Cash and cash equivalents at beginning of
 period                                              1,711            1,034
                                                ------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 2,223           $  919
                                                ==============================

CASH PAID DURING THE PERIOD FOR:
 Interest                                          $    78           $   57
 Income taxes                                           73                8

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March 31, 1998

1.   BASIS OF PRESENTATION

     ALPNET, Inc. (the "Company") is a United States publicly-owned multinational corporation. The Company provides language translation, product localization, and multilingual publishing solutions to businesses engaged in international trade. The principal markets for the Company's services are North America, Western Europe and Asia.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the respective complete years. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Certain amounts for the three-month period ended March 31, 1997 have been reclassified to conform to the 1998 presentation.

2.   COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. FAS 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

     For the first quarter of 1998 and 1997, total comprehensive income (loss) amounted to $757,000 and $(1,012,000), respectively.

3.  INCOME PER SHARE

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

    The following table sets forth the computation of basic and diluted income
    (loss) per share.

       Thousands of dollars and shares                1998             1997
--------------------------------------------------------------------------------

       Numerator for basic and diluted
         income per share - net income (loss)      $   810          $  (576)
                                                =============================
       Denominator:
         Denominator for basic income per
           share - weighted-average shares          23,321           18,029
         Effect of dilutive securities:
           Convertible Preferred Stock                 786                0
           Employee stock options                    2,084                0
                                                -----------------------------
         Dilutive potential common shares            2,870                0
                                                -----------------------------

       Denominator for diluted income per
         share - adjusted weighted-average
         shares and assumed conversions             26,191           18,029
                                                =============================

       Income (loss) per share - basic             $  .035          $ (.032)
                                                =============================
       Income (loss) per share - assuming
         dilution                                  $  .031          $ (.032)
                                                =============================


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

5.   COMMITMENTS AND CONTINGENCIES

     In 1997, the Company's French subsidiary terminated certain of its employees, some of whom initiated immediate legal actions in the French legal system which handles employment-related matters. Subsequently, other former employees also initiated similar actions. In 1997, $220,000 was expensed related to the legal actions taken by specific employees. Approximately $130,000 remains accrued at March 31, 1998.

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

     On February 23, 1998, the Company was named as one of several defendants in two civil actions. In these actions, each of the named plaintiffs, all of whom are German nationals, seek to recover monetary damages, in amounts to be proven at trial, including punitive damages, interest, and costs, allegedly sustained as a result of securities transactions(s) the plaintiffs entered into with several of the other named defendants. The Company intends to vigorously defend the lawsuits. No expense has been accrued in the financial statements for these actions.

6.   NEW ACCOUNTING STANDARD

     In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") was issued. FAS 131 requires public companies to report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance. The Company will adopt FAS 131 at the end of 1998. It is not anticipated that the adoption of this statement will have a material effect on the financial statements of the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------- ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------


The following Management's Discussion and Analysis should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto.

FOREIGN OPERATIONS

The Company serves its customers from more than 30 wholly-owned offices in 14 countries. The operations of the Company are predominantly located outside the U.S. Accordingly, the Company is subject to the effects of foreign currency exchange rate fluctuations. For all of the Company's foreign subsidiaries, the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at period-end exchange rates, and operating statement items are translated at weighted-average exchange rates prevailing during the periods presented. The resulting cumulative foreign currency translation adjustments to the assets and liabilities are recorded as a separate component of shareholders' equity. The foreign currency equity adjustment for the first three months of 1998 was negative $53,000 compared to a negative adjustment of $436,000 for the first three months of 1997. Generally, when the U.S dollar strengthens against the major foreign currencies affecting the Company, the shareholders' equity adjustment is negative since the net assets denominated in foreign currencies are translated into fewer U.S. dollars. This occurred in both 1998 and 1997. As of March 31, 1998, the cumulative net effect to the Company of the equity adjustment from movements in foreign currency exchange rates was a reduction of $2.1 million in shareholders' equity. A significant portion of the cumulative foreign currency adjustment relates to changes in the recorded amount of goodwill.

In the first quarter of 1998, the Company recorded a net benefit of $16,000 for gains on foreign exchange transactions. In the first quarter of 1997, the Company recorded a net benefit of $88,000 for gains on foreign exchange transactions. Substantially all of the 1997 benefit was recorded in the U.K. and a majority of that U.K. gain resulted from a weakening of the UK(Pounds) from December 31, 1996 to March 31, 1997.

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

RESULTS OF OPERATIONS

The following paragraphs discuss results of operations for the three months ended March 31, 1998 as compared with the three months ended March 31, 1997, including the significant effects of fluctuating foreign currency exchange rates.

The Company reported net income of $810,000 for the three months ended March 31, 1998, compared to a net loss of $576,000 for the three months ended March 31, 1997. If foreign currency exchange rates for 1998 had remained unchanged from 1997, the Company would have recorded net income of $918,000 instead of $810,000 and, therefore, currency exchange rate fluctuations had a negative effect on reported first quarter 1998 results.

Sales of services were $12.3 million for the three months ended March 31, 1998 compared to $8.8 million for the three months ended March 31, 1997. The $3.5 million increase in reported sales for 1998 consisted of an increase in sales volume of $4.1 million and a $.6 million decrease due to currency exchange rate variances. The increase in sales volume in the first quarter of 1998 over the first quarter of 1997 is due to increases in sales in all of the primary markets in which the Company has a presence, but most particularly in the Company's North American, German and Netherlands offices.

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

The Company competes on the basis of capability, quality, service and geographical proximity to clients and potential clients. The Company has opened several new offices and expanded existing offices in recent years in order to increase its market share, in what management believes has been and will continue to be a growth industry.

The following table shows a comparison of sales of services in each of the Company's significant geographic areas for the three months ended March 31, 1998 and 1997, along with the effect of foreign currency exchange rate fluctuations on sales between periods. Intercompany sales are normally billed on a margin-sharing basis. All intercompany sales are eliminated in determining the reported totals.

Thousands of dollars
                                             Increase (Decrease) in
                       Three Months         Sales of Services due to      Total
                      Ended March 31          Sales      Currency        Increase
                      1998       1997         Volume   Fluctuations     (Decrease)
                   --------------------------------------------------------------
United States      $ 2,491    $ 1,874        $   617       $   -         $    617
Canada               2,023      1,287            831         (95)             736
Europe               9,268      6,287          3,536        (555)           2,981
Asia                 1,150        874            463        (187)             276
Eliminations        (2,611)    (1,555)        (1,301)        245           (1,056)
                   --------------------------------------------------------------
Total Sales        $12,321    $ 8,767        $ 4,146       $(592)        $  3,554
                   ==============================================================

As shown in the above table, every major geographical region reported increased sales in 1998 over 1997.

SALES OF SERVICES BY GEOGRAPHIC AREA

U.S. sales increased 33% in 1998 over 1997. This increase was due to a rise in the number and size of projects for both existing and new clients, especially software localization services for companies in the computer hardware, software development and computer-based training industries. Much of this increase is due to aggressive sales and marketing efforts, including a strategy of targeting sales efforts at specific major global companies. Management expectations for the U.S. are for a general continuation of growth in sales, especially to the computer and computer-based training industries, but the amount and timing of actual orders from clients is unpredictable.

Canada's reported sales for 1998 represent an increase over 1997 of 57%. This represents primarily increases in sales volumes, with a much smaller effect from fluctuating foreign currency exchange rates. The increase in sales in Canada was due primarily to ongoing aggressive marketing and sales efforts, the procurement of new large long-term contracts, and revenues from a large interpretation project in March 1998 for which there were no comparable revenues in the first quarter of 1997. These increases in sales have occurred despite continuing economic and political challenges in Canada. Due in part to several new large multi-year contracts, some of which were negotiated in 1996, but which did not begin until 1997, management believes it is likely that 1998 revenues in Canada will exceed 1997 levels.

In 1998, sales in Europe of $9.3 million represent approximately 62% of the Company's consolidated sales (prior to elimination of intercompany sales) and grew by $3.0 million over 1997 sales levels, or by 47% quarter over quarter (56% absent the effects of fluctuating foreign currency exchange rates). Sales increased in most European countries in which the Company has offices, but the majority of the increase in 1998 was the result of growth in Germany (62% growth rate, which would have been 78% absent the effects of foreign currency exchange rate variances) and in the Netherlands (where 1998 sales were about five times the 1997 level). The U.K. and Germany, which represent the Company's two largest markets, accounted for 73% of Europe's total sales in 1998, compared to 86% in 1997.

U.K. sales decreased 1% (2% decrease absent the effects of foreign currency exchange rate fluctuations) in 1998 compared to 1997. The decrease was due primarily to lower sales to the Company's largest client, a portion of which were recorded as sales in other countries in 1998. In Germany, a very high rate of growth was achieved in 1998 over 1997. The three primary reasons for this increase are focused and intensive sales and marketing efforts, a large project completed largely in the first quarter of 1998 and, to a lesser extent, gradually improving general economic conditions. The Netherlands office has been open for only two years. The high growth rate experienced from 1997 to 1998 is largely due to its small size in 1997 as compared to most of the Company's other offices. The rapid expansion of services for clients in the enterprise resource planning (ERP) software industry has also been a significant contributing factor to the growth in sales in the Netherlands.

Asia's reported sales for the first quarter of 1998 represent an increase over 1997 of 32% (53% absent the effects of foreign currency exchange rate fluctuations). The Company has significantly expanded its Asian presence in recent years by opening offices in new countries and expanding the capacities of existing offices. The recently opened Thailand office also contributed to increased revenues for Asia in 1998.

In general, the Company's Asian capacity was underutilized in the first quarter of 1997 and contributed to the operating loss sustained in that quarter. The Company is now in a normal utilization situation, due to increases in customer orders for work to be produced into the major Asian languages. The Company closed its Hong Kong office in May 1997 as a result of operating losses and declining strategic importance. Sales of this office were not material in 1997, and expenses of approximately $50,000 were recorded in the first quarter of 1997 to recognize the costs of closing the office. Other Asian offices are now producing the Chinese work historically done by the Hong Kong office.

Management expects the increased demand for Asian language services to continue. The Company started operations in Thailand in late 1997 to meet increasing client orders for into-Thai projects. Many Asian countries are experiencing very high economic growth rates and, despite the recent economic events in Asia, demand for translation and localization for Asian markets from businesses in the U.S. and Europe remains at a relatively high level.

The Company's business can be impacted dramatically by changes in the strength of the economies of the countries in which it has a presence, and results of operations are highly influenced by general economic trends. Moreover, sales and profitability are increasingly affected by the number and size of larger and more complex multi-language projects. The Company experiences fluctuations in quarterly sales and profitability levels largely as a result of the increasing number of such projects. Management expects this trend to continue. Nevertheless, the Company expects to be able to capture increased sales in an expanding market resulting in overall long-term sales growth.

COST OF SERVICES SOLD

Cost of services sold as a percentage of sales of services has fluctuated primarily as a result of capacity utilization, competition in the marketplace, and the volume and nature of direct production costs of project sales in each period, especially large projects covering several accounting periods. In early 1997, margins were negatively affected by underutilization of capacity, especially in Asia, and to a lesser extent by a higher proportion of low margin work in certain geographic areas. Management expects competitive pricing pressures to continue in the foreseeable future, and perhaps even intensify as a result of several recent mergers and acquisitions of small and mid-sized translation companies. The Company is continuing its efforts to control costs to offset the effects of these pricing pressures. These efforts include more effective utilization of the Company's proprietary software on medium- to small-sized projects to improve the productivity of translators, and the development of stronger "partnerships" with clients to enable the Company to provide higher-margin, higher-value, solution-based services to clients.

OTHER COSTS AND EXPENSES

Selling, general and administrative expenses were $1.7 million for the first three months of 1998, an increase over 1997 levels of 7% (an increase of 11% absent the effect of currency exchange rate fluctuations). This increase was due to several factors, primarily the general growth of existing offices; increased marketing and sales efforts in substantially all of the Company's
markets;   and the effect of increased corporate overhead costs related to the
Company's growth. Costs of approximately $150,000 related to reorganizing and closing some of the Company's underperforming offices were recognized in the first quarter of 1997. There were similar costs recognized in the first quarter of 1998 of only $75,000.

Development costs were $124,000 in the first three months of 1998 compared to $108,000 in the first three months of 1997. Development costs are related to the upgrading and expansion of the Company's proprietary language translation software developed in the early years of the Company's existence, including enhancements to its software to make it compatible with more of the ever-increasing types and versions of software being developed by the software industry. The Company expects development costs to continue to increase in 1998 over 1997 levels, primarily because of the ongoing need to ensure the Company's technology is compatible with software commonly used by clients. Also, the Company has announced it will begin to market its suite of translation tools in 1998, which will increase development-related costs.

Fluctuations in the amount of goodwill amortization result primarily from foreign currency exchange rate fluctuations from year to year. Net interest expense was $76,000 in the first quarter of 1998, representing an increase of $19,000 over 1997. The increase in interest expense in 1998 was due primarily to higher average balances outstanding under revolving lines of credit, caused by growth in sales and related accounts receivable, and increases in long-term debt used to finance certain equipment purchases.

Interest expense in future periods could increase over recent levels if the Company increases borrowings under revolving lines of credit as sales grow. Also, the Company plans to continue to use long-term debt to finance certain equipment purchases. Any investments beyond modest requirements related to sales growth could require additional debt financing which would impact future levels of interest expense.

The U.S. parent company and each of its subsidiaries are separate legal and taxable entities subject to the domestic or foreign taxes pertaining to operations in their respective jurisdictions. For tax purposes, the U.S. parent company, and most of its subsidiaries, have unused net operating losses from prior years which can be utilized to reduce their respective future years' taxable income. The availability of these net operating losses is governed by applicable domestic and foreign tax rules and regulations, some of which limit the utilization of such losses due to minimum tax requirements and other provisions. Income tax expense, as presented in the Consolidated Financial Statements, represents the combined income tax expense and income tax credits of all of the entities of the Company.

After the utilization of net operating loss carryforwards, income tax expense was $240,000 in 1998 compared to $45,000 in 1997. Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in various domestic and foreign tax jurisdictions, including the utilization of net operating loss carryforwards in many of these jurisdictions. The U.S. parent company has a net operating loss carryforward for U.S. federal tax purposes but has no net operating loss carryforwards for state income tax purposes.

LIQUIDITY AND SOURCES OF CAPITAL

In the first three months of 1998, the Company had a positive cash flow from operations of approximately $1.6 million, compared with a negative cash flow from operations in 1997 of $.4 million. In each of these periods, the Company's investing activities included the acquisition of equipment needed to maintain or upgrade production capability. In 1997, the Company's investing activities also included the acquisition of CompuType for approximately $.5 million (see note 3 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

Financing activities for both periods included fluctuations in the amounts utilized under bank lines of credit to finance the Company's working capital needs, and changes in outstanding debt used to finance equipment purchases. Additionally, in 1997, the Company obtained a long-term loan of approximately $330,000 to finance a portion of the CompuType acquisition. In 1997, the Company's non-cash financing activities included the conversion by certain shareholders of all outstanding shares of the Company's series B and series C Convertible Preferred Stock to Common Stock, all as described in more detail in note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

At March 31, 1998, the Company's cash and cash equivalents were approximately $2.2 million, which represents an increase of $.5 million during the first quarter of 1998. At March 31, 1998, the Company had working capital of approximately $4.6 million, compared to working capital of approximately $3.8 million at December 31, 1997. This increase is largely attributable to the net income earned in the period.

The Company's primary working capital requirements relate to the funding of accounts receivable. The Company funds some of its working capital needs with lines of credit from financial institutions in the U.S., Canada, the U.K., Germany and Spain. Most of the lines of credit are secured by accounts receivable and other assets of the Company or its subsidiaries. As of March 31, 1998, the Company had unused amounts under these lines of credit of approximately $1.7 million.

Provided the Company remains profitable, the Company believes the unused amounts under lines of credit, combined with current working capital, are sufficient to fund the Company's operations at current levels and enable the Company to grow at current levels, without seeking significant new sources of capital. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as currently exist. In addition, the Company expects to be able to increase the maximum amounts which can be borrowed under credit facilities if the Company's sales increase and the Company remains profitable over the long term. Some of the financial institutions, which have loaned funds to the Company's subsidiaries under the credit facilities referred to above, have placed certain limits on the flow of cash outside their respective countries. Such limitations have not been an undue burden to the Company in the past, nor are they expected to be unduly burdensome in the foreseeable future.

The Company presently has no significant commitments for capital expenditures, which generally consist of computer equipment and related peripheral hardware
and software.   Levels of capital expenditures in future periods are expected to vary according to the overall growth of the Company. The Company plans to acquire equipment in the future as orders are received from clients. The Company expects to finance a certain portion of future equipment costs under financing arrangements with terms similar to those entered into in recent years.

In January 1997, the Company acquired CompuType for cash of approximately $550,000, most of which was financed. While there are no current commitments or plans, the Company may pursue other acquisitions worldwide or open additional offices in strategic locations, as client demands dictate and opportunities arise. The cost to open most offices has generally not been substantial and has been primarily related to the procurement of computers and other translation-related equipment, and office premises. The costs of any additional offices opened in the future will vary based on size and location and could require certain amounts of cash beyond the amount that can be generated through operations, depending on profitability.

In May 1997, the Company closed its Hong Kong office. A reorganization of the Company's offices in France occurred during 1997. The Company has also decided to close one of its small U.K. offices in 1998. No other significant office closures or reorganizations are currently planned.

The Company believes it has the ability to issue additional equity securities if necessary, but does not currently plan to do so. In order for the Company to fund investments beyond current levels of growth, such as for significantly new or expanded services or product lines, additional debt or equity funds will likely be required.

Management believes that current working capital, together with unused amounts under lines of credit, will enable the Company to meet its financial obligations during 1998. It is more difficult to assess cash flows beyond 1998. The ability of the Company to meet its commitments without additional sources of capital is directly related to the Company's operations providing a positive cash flow. Should the Company's operations fail to provide adequate funds to enable it to meet its future financial obligations, management has the option, because of the Company's organizational structure, to cut costs by selectively eliminating operations which are not contributing to the Company financially, as was done by closing the Switzerland and Hong Kong offices in prior years and the small U.K. office in 1998.

Inflation has not been a significant factor in the Company's operations. Competition, however, has been and is expected to remain a major factor. To the extent permitted by competition and general economic and market conditions, the Company will pass on increased costs from inflation and operations to clients through increased prices.

Due to prior years' operating losses, the Company and many of its subsidiaries have net operating loss carryforwards available to offset future taxable income in the various countries in which the Company operates. As a result, the Company historically has not had significant income tax liabilities requiring the expenditure of cash. The Company expects this trend to continue for certain long-established offices which sustained large losses in previous years. The levels of net operating losses available to offset future taxable income are generally much lower for newer offices opened in recent years.

Substantially all of the Company's deferred tax assets at March 31, 1998 were comprised of net operating loss carryforwards for which the Company has provided allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards exist, and the specific rules and regulations governing the utilization of such losses, including the dates by which the losses must be used.

YEAR 2000 ISSUE

The year 2000 issue refers to some computer systems' inability to recognize "00" in the date field as the year 2000. As a result of these shortcomings, some computers may be unable to process year-date data accurately beyond the year 1999. The Company has preliminarily assessed the potential impact of this issue on its business and operations as being minor. With the exception of the operations administration system for one of the Company's foreign subsidiaries, the Company believes the year 2000 issue will not have a material effect on the Company's internal accounting and information systems, most of which consist of relatively inexpensive off-the-shelf software packages. In addition, the Company's proprietary translation software, TSS, has been year 2000 compliant since its development in the mid-1980's.

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

NEW ACCOUNTING STANDARD

In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") was issued.

The Company will adopt FAS 131 at the end of 1998. It is not anticipated that the adoption of this statement will have a material effect on the financial statements of the Company. Refer to note 6 to the Consolidated Financial Statements for further information.

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

Forward looking statements contained in this Management's Discussion and Analysis involve numerous risks and uncertainties that could cause actual results to be materially different from estimated or expected results. Such risks and uncertainties include, among many others, fluctuating foreign currency exchange rates, changing levels of demand for the Company's services, the effect of constantly changing general economic and political conditions in the countries in which the Company has operations, the impact of competitive services and pricing, uncertainties caused by clients (including the timing of projects and changes in the scope of services requested), and other risks and uncertainties that may be disclosed from time to time in future public statements or in documents filed with the Securities and Exchange Commission.
As a result, no assurance can be given as to future results.


                          PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

         Reference is made to "Item 3: Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 27, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)      The following exhibits are included herein:

         27   Financial Data Schedule

(b) No reports on Form 8-K were filed during the three months ended March 31, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ALPNET, INC.
                                          ------------
                                          Registrant



Date: 8 May 1998                          /s/ Michael F. Eichner
      ----------                          -------------------------------
                                          Michael F. Eichner
                                          Chairman of the Board



Date: 8 May 1998                          /s/ D. Kerry Stubbs
      ----------                          -------------------------------
                                          D. Kerry Stubbs
                                          Chief Financial Officer