Form 10-Q
period 1998-06-30
ALPNET INC
filed 1998-08-11
CIK 712425

                                 UNITED STATES
                       SECURITES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly period ended June 30, 1998.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________ .

                        Commission file number 0-15512.

                                 ALPNET, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Utah                                       87-0356708
----------------------------------------        --------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)


4460 South Highland Drive, Suite #100 Salt Lake City, Utah       84124-3543
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

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
The number of shares outstanding of the registrant's no par value Common Stock as of August 5, 1998 was 24,184,572.

ALPNET, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Statements of Income--Three months ended June 30, 1998 and 1997 and Six months ended June 30, 1998 and 1997................  3

         Consolidated Balance Sheets--June 30, 1998 and December 31, 1997....  4

         Consolidated Statements of Cash Flows--Six months ended
         June 30, 1998 and 1997..............................................  6

         Notes to Consolidated Financial Statements--June 30, 1998...........  7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................... 10


PART II.   OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings................................................... 17

Item 6.  Exhibits and Reports on Form 8-K.................................... 17



SIGNATURES................................................................... 18
----------

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------  ---------------------------------------------

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)


                                        Three Months Ended  Six Months Ended
                                               June 30          June 30
Thousands of dollars and shares             1998    1997     1998     1997
--------------------------------------------------------------------------------

SALES OF SERVICES                        $13,226 $10,447  $25,547  $19,214

OPERATING EXPENSES:
  Cost of services sold                    9,912   7,897   19,086   15,318
  Selling, general and administrative
     expenses                              1,934   1,594    3,734    3,208
  Development costs                          170      95      294      203
  Amortization of goodwill                    89      99      186      197
                                         -------  ------  -------  -------
Total operating expenses                  12,105   9,685   23,300   18,926
                                         -------  ------  -------  -------
OPERATING INCOME                           1,121     762    2,247      288


Interest expense, net                         75      83      151      140
                                         -------  ------  -------  -------
Income before income taxes                 1,046     679    2,096      148
Income taxes                                 320      60      560      105
                                         -------  ------  -------  -------
NET INCOME                               $   726  $  619  $ 1,536  $    43
                                         =======  ======  =======  =======

Income per share - basic                 $  .031  $ .033  $  .065  $  .002
                                         =======  ======  =======  =======

Income per share - assuming dilution     $  .027  $ .024  $  .058  $  .002
                                         =======  ======  =======  =======

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)


                                                    June 30  December 31
Thousands of dollars                                  1998     1997
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $ 2,121  $ 1,711
  Trade accounts receivables, less allowance of
     $388 in 1998 and $338 in 1997                  10,977    9,772
  Work-in-process                                    1,260    1,040
  Prepaid expenses and other                         1,122      747
                                                   -------  -------
Total current assets                                15,480   13,270


PROPERTY, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS:
     Office facilities and leasehold
       improvements                                    238      226
     Equipment                                       5,862    5,003
                                                   -------  -------
                                                     6,100    5,229

     Less accumulated depreciation and
       amortization                                  3,700    3,402
                                                   -------  -------

Net property, equipment and leasehold
  improvements                                       2,400    1,827

OTHER ASSETS:
  Goodwill, less accumulated amortization
     of $3,745 in 1998 and $3,544 in 1997            5,513    5,698
  Other                                                279      245
                                                   -------  -------
Total other assets                                   5,792    5,943
                                                   -------  -------

TOTAL ASSETS                                       $23,672  $21,040
                                                   =======  =======


See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

                                                 June 30  December 31
Thousands of dollars and shares                    1998      1997
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to banks                        $ 3,144    $3,037
  Accounts payable                                3,167     2,338
  Accrued payroll and related benefits            1,139     1,187
  Other accrued expenses                          1,487     1,354
  Deferred revenue                                  177       732
  Income taxes payable                              807       462
  Current portion of long-term debt                 359       350
                                                -------    ------
Total current liabilities                        10,280     9,460

Long-term debt, less current portion                440       489

Commitments and contingencies (note 5)

SHAREHOLDERS' EQUITY:
  Convertible Preferred Stock, no par value;
     authorized 2,000 shares; issued and
     outstanding 87 shares in 1998 and 1997         242       242
  Common Stock, no par value; authorized
     40,000 shares; issued and outstanding
     24,016 shares in 1998 and 23,293 shares
     in 1997                                     42,401    42,080
  Accumulated deficit                           (27,609)  (29,145)
  Equity adjustment from foreign currency
     translation                                 (2,082)   (2,086)
                                                -------   -------
Total shareholders' equity                       12,952    11,091
                                                -------   -------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                        $23,672   $21,040
                                                =======   =======

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

                                                     Six Months Ended June 30
Thousands of dollars                                   1998          1997
--------------------------------------------------------------------------------

OPERATING ACTIVITIES:
  Net income                                        $ 1,536       $    43
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization of property,
      equipment and leasehold improvements              401           327
     Amortization of goodwill                           186           197
     Other                                               22            32
     Changes in operating assets and liabilities,
       net of effect of acquisition in 1997:
        Trade accounts receivable                    (1,256)       (1,117)
        Accounts payable and accrued expenses           939           700
        Other                                          (837)           23
                                                    -------       -------
Net cash provided by operating activities               991           205

INVESTING ACTIVITIES:
  Purchase of property, equipment and leasehold
     improvements                                      (984)         (269)
  Payment for acquisition, net of cash acquired           -          (508)
                                                    -------       -------
Net cash used in investing activities                  (984)         (777)


FINANCING ACTIVITIES:
  Proceeds from notes payable to banks                  664           747
  Principal payments on notes payable to banks         (542)          (20)
  Proceeds from long-term debt                          136           423
  Principal payments on long-term debt                 (178)         (210)
  Proceeds from exercise of stock options               321             1
                                                    -------       -------
Net cash provided by financing activities               401           941

Effect of exchange rate changes on cash                   2           (37)
                                                    -------       -------
Net increase in cash and cash equivalents               410           332


Cash and cash equivalents at beginning of period      1,711         1,034
                                                    -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 2,121       $ 1,366
                                                    =======       =======

CASH PAID DURING THE PERIOD FOR:
  Interest                                          $   153       $   137
  Income taxes                                          219            42



See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 1998

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

   Certain amounts for the six-month period ended June 30, 1997 have been reclassified to conform to the 1998 presentation.

2. COMPREHENSIVE INCOME

   As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. FAS 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. For the three months ended June 30, 1998 and 1997, total comprehensive income was $783,000 and $555,000 respectively. For the first six months of 1998 and 1997, total comprehensive income (loss) amounted to $1,540,000 and $(457,000), respectively.

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

   The following table sets forth the computation of basic and diluted income per share.

                                            Three Months Ended  Six Months Ended
                                                   June 30           June 30
     Thousands of dollars and shares            1998     1997     1998     1997
     --------------------------------------------------------------------------


     Numerator for basic and diluted
      income per share - net income          $   726  $   619  $ 1,536  $    43
                                             =======  =======  =======  =======
     Denominator:
      Denominator for basic income per
        share - weighted-average shares       23,679   18,536   23,500   18,283
         Effect of dilutive securities:
          Convertible Preferred Stock            786    5,535      786    5,789
          Employee stock options               2,475    1,212    2,279    1,404
                                             -------  -------  -------  -------

         Dilutive potential common shares      3,261    6,747    3,065    7,193
                                             -------  -------  -------  -------

      Denominator for diluted income per
        share - adjusted weighted-average
        shares and assumed conversions        26,940   25,283   26,565   25,476
                                             =======  =======  =======  =======

     Income per share - basic                $  .031  $  .033  $  .065  $  .002
                                             =======  =======  =======  =======

     Income per share - assuming
      dilution                               $  .027  $  .024  $  .058  $  .002
                                             =======  =======  =======  =======


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

5. COMMITMENTS AND CONTINGENCIES

   In 1997, the Company's French subsidiary terminated certain of its employees, some of whom initiated immediate legal actions in the French legal system which handles employment-related matters. Subsequently, other former employees also initiated similar actions. In 1997, $220,000 was expensed related to the legal actions taken by specific employees. Approximately $90,000 remains accrued at June 30, 1998.

   The Company believes it complied with all aspects of applicable French labor regulations in terminating the employees and intends to defend these actions vigorously. While the ultimate outcome of this matter cannot be determined, management, based on the opinion of its French legal counsel, does not expect that the outcome of the legal actions will have a material adverse effect on the Company's results of operations or financial position.

   On February 23, 1998, the Company was named as one of several defendants in two civil actions. In these actions, each of the named plaintiffs, all of whom are German nationals, seek to recover monetary damages, in amounts to be proven at trial, including punitive damages, interest, and costs, allegedly sustained as a result of securities transactions the plaintiffs entered into with several of the other named defendants. The Company intends to vigorously defend the lawsuits. Except for legal defense costs, no expense has been accrued in the financial statements for these actions.

6. NEW ACCOUNTING STANDARD

   In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), was issued. FAS 131 requires public companies to report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance. The Company will adopt FAS 131 at the end of 1998. It is not anticipated that the adoption of this statement will have a material effect on the financial statements of the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------- ----------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

The following Management's Discussion and Analysis should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto.

FOREIGN OPERATIONS

The Company serves its customers from more than 30 wholly-owned offices in 15 countries. The operations of the Company are predominantly located outside the U.S. Accordingly, the Company is subject to the effects of foreign currency exchange rate fluctuations. For all of the Company's foreign subsidiaries, the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at period-end exchange rates, and operating statement items are translated at weighted-average exchange rates prevailing during the periods presented. The resulting cumulative foreign currency translation adjustments to the assets and liabilities are recorded as a separate component of shareholders' equity. The foreign currency equity adjustment for the first six months of 1998 was positive $4,000 compared to a negative adjustment of $500,000 for the first six months of 1997. Generally, when the U.S dollar strengthens against the major foreign currencies affecting the Company, the shareholders' equity adjustment is negative since the net assets denominated in foreign currencies are translated into fewer U.S. dollars. This occurred in 1997. As of June 30, 1998, the cumulative net effect of the equity adjustment from movements in foreign currency exchange rates was a
reduction of $2.1 million in shareholders' equity.   A significant portion of
the cumulative foreign currency adjustment relates to changes in the recorded amount of goodwill.

In the first six months of 1998, the Company recorded a net benefit of $28,000 for gains on foreign exchange transactions. In the first six months of 1997, the Company recorded a net benefit of $99,000 for gains on foreign exchange transactions. Substantially all of the 1997 benefit was recorded in the U.K. and a majority of that U.K. gain resulted from a weakening of the UK pound from December 31, 1996 to June 30, 1997.

Because most of the Company's operations are located outside the U.S. and its foreign operations' financial results must be translated into U.S. dollars, the Company's actual and reported financial results and financial condition are susceptible to movements in foreign currency exchange rates. The Company has relatively few long-term monetary assets and liabilities denominated in currencies other than the U.S. dollar and does not have any ongoing hedging programs in place to manage currency risk.

RESULTS OF OPERATIONS

The following paragraphs discuss results of operations for the three- and six-month periods ended June 30, 1998 as compared with the three- and six-month periods ended June 30, 1997, including the significant effects of fluctuating foreign currency exchange rates.

The Company reported net income of $726,000 for the three months ended June 30, 1998, compared to net income of $619,000 for the three months ended June 30, 1997. If foreign currency exchange rates for 1998 had remained unchanged from 1997, the Company would have recorded net income of $767,000 instead of $726,000 and, therefore, currency exchange rate fluctuations had a negative effect on reported second quarter 1998 results.

The Company reported net income of $1,536,000 for the six months ended June 30, 1998, compared to net income of $43,000 for the six months ended June 30, 1997. If foreign currency exchange rates for 1998 had remained unchanged from 1997, the Company would have recorded net income of $1,685,000 instead of $1,536,000.

Sales of services were $13.2 million for the three months ended June 30, 1998, compared to $10.4 million for the three months ended June 30, 1997. The $2.8 million increase in reported sales for 1998 consisted of an increase in sales volume of $3.1 million and a $.3 million decrease due to fluctuating currency exchange rates.

Sales of services were $25.5 million for the six months ended June 30, 1998 compared to $19.2 million for the six months ended June 30, 1997. The $6.3 million increase in reported sales for 1998 consisted of an increase in sales volume of $7.2 million and a $.9 million decrease due to fluctuating currency exchange rates. The increases in sales volume in 1998 over 1997 are due to increases in sales in several countries, but most particularly in the Company's North American, German and Netherlands offices.

The increase in sales volume is a result of generally expanding needs for language-related services in an increasingly global marketplace where more and more businesses are entering foreign markets and becoming involved in worldwide trade. Examples of this are the software and automotive industries which have significant and increasing needs for product localization services provided by the Company. Also having a beneficial effect on sales levels is the Company's increasing emphasis on turnkey multilingual publishing solutions and the Company's global account strategy, which focuses on the development of long-term partnering relationships with major clients that have ongoing translation and localization needs.

The Company competes on the basis of capability, quality, service and geographical proximity to clients and potential clients. The Company has opened several new offices and expanded existing offices in recent years in order to increase its market share, in what management believes has been and will continue to be a growth industry.


The following table shows a comparison of sales of services in each of the Company's significant geographic areas for the six months ended June 30, 1998 and 1997, along with the effect of foreign currency exchange rate fluctuations on sales between periods. Intercompany sales are normally billed on a margin-sharing basis. All intercompany sales are eliminated in determining the reported totals.


                                              Increase (Decrease) in
                              Six Months        Sales of Services       Total
                            Ended June 30       Sales     Currency     Increase
Thousands of dollars       1998      1997      Volume   Fluctuations  (Decrease)
--------------------------------------------------------------------------------

United States           $ 5,173   $ 3,806      $ 1,367       $   -     $ 1,367
Canada                    4,136     2,854        1,466        (184)      1,282
Europe                   19,299    14,343        5,768        (812)      4,956
Asia                      2,676     2,640          421        (385)         36
Eliminations             (5,737)   (4,429)      (1,764)        456      (1,308)
                        -------   -------      -------       -----     -------
Total Sales             $25,547   $19,214      $ 7,258       $(925)    $ 6,333
                        =======   =======      =======       =====     =======

As shown in the above table, every major geographical region reported increased sales in 1998 over 1997.

SALES OF SERVICES BY GEOGRAPHIC AREA

U.S. sales increased 36% in 1998 over 1997. This increase was due to a rise in the number and size of projects for both existing and new clients, especially software localization services for companies in the computer hardware, software development and computer-based training industries. Much of this increase is due to aggressive sales and marketing efforts, including a strategy of targeting sales efforts at specific major global companies. Management expectations for the U.S. are for a general continuation of growth in sales, especially to the computer and computer-based training industries, but the amount and timing of actual orders from clients is unpredictable.

Canada's reported sales for 1998 represent an increase over 1997 of 45%. This represents primarily increases in actual sales volumes, with a smaller effect from fluctuating foreign currency exchange rates. The increase in sales in Canada was due primarily to ongoing aggressive marketing and sales efforts, the procurement of new large long-term contracts, and revenues from a large interpretation project in March 1998 for which there were no comparable revenues in the first half of 1997. These increases in sales have occurred despite continuing economic and political challenges in Canada. Due in part to several new large multi-year contracts, some of which were negotiated in 1996, but which did not begin until 1997, management believes it is likely that 1998 revenues in Canada will exceed 1997 levels.

In 1998, sales in Europe of $19.3 million represent approximately 62% of the Company's consolidated sales (prior to elimination of intercompany sales) and grew by $5.0 million over 1997 sales levels, or by 35% year over year (40% absent the effects of fluctuating foreign currency exchange rates). Sales increased in most European countries, but the majority of the increase in 1998 was the result of growth in Germany (44% growth rate, which would have been 54% absent the effects of foreign currency exchange rate fluctuations), and in the Netherlands (where 1998 sales were about four times the 1997 level). The U.K. and Germany, the Company's two largest markets, accounted for 71% of Europe's total sales in 1998, compared to 84% in 1997.

U.K. sales decreased 8% (9% decrease absent the effects of foreign currency exchange rate fluctuations) in 1998 compared to 1997. The decrease was due largely to lower sales to the Company's largest client, a portion of which were recorded as sales in other countries in 1998. In Germany, a very high rate of growth was achieved in 1998 over 1997. The three primary reasons for this increase are focused and intensive sales and marketing efforts, a large project completed in the first half of 1998 and, to a lesser extent, gradually improving general economic conditions. The Netherlands office has been open for less than three years. The high growth rate experienced from 1997 to 1998 is largely due to its small size in 1997 as compared to most of the Company's other offices. The rapid expansion of services for clients in the enterprise resource planning
(ERP) software industry has also been a significant contributing factor to the growth in sales in the Netherlands.

Asia's reported sales for the first half of 1998 represent an increase over 1997 of 1% (16% absent the effects of foreign currency exchange rate fluctuations). The Company has significantly expanded its Asian presence in recent years by opening offices in new countries and expanding the capacities of existing offices. The recently opened Thailand office also contributed to increased revenues for Asia in 1998.

In general, the Company's Asian capacity was underutilized in early 1997 and contributed to the operating loss sustained in the first quarter of last year. The Company is now in a normal utilization situation, due to increases in customer orders for work to be produced into the major Asian languages. The Company closed its Hong Kong office in May 1997 as a result of operating losses and declining strategic importance. Sales of this office were not material in 1997, and expenses of approximately $50,000 were recorded in the first quarter of 1997 to recognize the costs of closing the office. Other Asian offices are now producing the Chinese work historically done by the Hong Kong office.

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

OTHER COSTS AND EXPENSES

Selling, general and administrative expenses were $3.7 million for the first six months of 1998, an increase over 1997 levels of 16% (an increase of 20% absent the effect of currency exchange rate fluctuations). The increase in the second quarter of 1998 compared to 1997 was 21%. These increases were due to several factors, primarily the general growth of existing offices; increased marketing and sales efforts in substantially all of the Company's markets; and the effect of increased corporate overhead costs related to the Company's growth. Costs of approximately $150,000 related to reorganizing and closing some of the Company's underperforming offices were recognized in the first half of 1997. There were similar costs recognized in the first half of 1998 of only $75,000.

Development costs were $294,000 in the first six months of 1998 compared to $203,000 in the first six months of 1997. This increase primarily related to increased expenses in the second quarter of 1998 over the second quarter of 1997. Development costs are related to the upgrading and expansion of the Company's proprietary language translation software developed in the early years of the Company's existence, including enhancements to its software to make it compatible with more of the ever-increasing types and versions of software being developed by the software industry. The Company expects development costs to continue to increase in 1998 over 1997 levels, primarily because of the ongoing need to ensure the Company's technology is compatible with software commonly used by clients. Also, the Company has announced it will begin to market its suite of translation tools in 1998, which will increase development-related costs.

Fluctuations in the amount of goodwill amortization result primarily from foreign currency exchange rate fluctuations from period to period. Net interest expense was $151,000 in the first half of 1998, representing an increase of $11,000 over 1997. The increases in interest expense in 1998 for both the three-month and six-month periods were due primarily to higher average balances outstanding under revolving lines of credit, caused by growth in sales and related accounts receivable. Interest expense in future periods could increase over recent levels if the Company increases borrowings under revolving lines of credit as sales grow. Also, the Company plans to continue to use long-term debt to finance certain equipment purchases. Any investments beyond modest requirements related to sales growth could require additional debt financing which would impact future levels of interest expense.

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

After the utilization of net operating loss carryforwards, income tax expense was $560,000 for the first six months of 1998 ($320,000 for the second quarter) compared to $105,000 for the first six months of 1997 ($60,000 for the second quarter). Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in various domestic and foreign tax jurisdictions, including the utilization of net operating loss carryforwards in many of these jurisdictions. The U.S. parent company has a net operating loss carryforward for U.S. federal tax purposes but has no net operating loss carryforwards for state income tax purposes. In addition, the Company's German subsidiary is expected to utilize its remaining net operating loss carryforward for municipal tax purposes in 1998.

LIQUIDITY AND SOURCES OF CAPITAL

In the first six months of 1998, the Company had a positive cash flow from operations of approximately $1.0 million, compared with a positive cash flow from operations in 1997 of $.2 million. In each of these periods, the Company's investing activities included the acquisition of equipment needed to maintain or upgrade production capability. In 1997, the Company's investing activities also included the acquisition of CompuType for approximately $.5 million (see note 3 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

Financing activities for both periods included fluctuations in the amounts utilized under bank lines of credit to finance the Company's working capital needs, and changes in outstanding debt used to finance equipment purchases. Additionally, in 1997, the Company obtained a long-term loan of approximately $330,000 to finance a portion of the CompuType acquisition. In 1997, the Company's non-cash financing activities included the conversion by certain shareholders of the Company's series B and series C Convertible Preferred Stock to Common Stock. See note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

At June 30, 1998, the Company's cash and cash equivalents were approximately $2.1 million, which represents an increase of $.4 million during the first six months of 1998. At June 30, 1998, the Company had working capital of approximately $5.2 million, compared to working capital of approximately $3.8 million at December 31, 1997. This increase is largely attributable to the net income earned in the period.

The Company's primary working capital requirements relate to the funding of accounts receivable. The Company funds some of its working capital needs with lines of credit from financial institutions in the U.S., Canada, the U.K., Germany and Spain. Most of the lines of credit are secured by accounts receivable and other assets of the Company or its subsidiaries. As of June 30, 1998, the Company had unused amounts under these lines of credit of approximately $1.0 million.

Provided the Company remains profitable, the Company believes the unused amounts under lines of credit, combined with current working capital, are sufficient to fund the Company's operations at current levels and enable the Company to grow at current levels, without seeking significant new sources of capital. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as currently exist. In addition, the Company expects to be able to increase the maximum amounts that can be borrowed under credit facilities if the Company's sales increase and the Company remains profitable over the long term. Some of the financial institutions, which have loaned funds to the Company's subsidiaries under the credit facilities referred to above, have placed certain limits on the flow of cash outside their respective countries. Such limitations have not been an undue burden to the Company in the past, nor are they expected to be unduly burdensome in the foreseeable future.

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

In January 1997, the Company acquired CompuType for cash of approximately $550,000, most of which was financed. While there are no current commitments or plans, the Company may pursue other acquisitions worldwide or open additional offices in strategic locations, as client demands dictate and opportunities arise. The cost to open most offices has generally not been substantial and has been primarily related to the procurement of computers and other translation-related equipment, and office space. The costs of any additional offices opened or acquired in the future will vary based on size and location and could require certain amounts of cash beyond the amount that can be generated through operations, depending on profitability.

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

Management believes that current working capital, together with unused amounts under lines of credit, will enable the Company to meet its financial obligations during 1998. It is more difficult to assess cash flows beyond 1998. The ability of the Company to meet its commitments without additional sources of capital is directly related to the Company's operations providing a positive cash flow. Should the Company's operations fail to provide adequate funds to enable it to meet its future financial obligations, management has the option, because of the Company's organizational structure, to cut costs by selectively eliminating operations which are not contributing to the Company financially. This was done by closing the Switzerland and Hong Kong offices in prior years and the small U.K. office in 1998.

Inflation has not been a significant factor in the Company's operations. Competition, however, has been and is expected to remain a major factor. To the extent permitted by competition and general economic and market conditions, the Company will pass on increased costs from inflation and operations to clients through increased prices.

Due to prior years' operating losses, the Company and many of its subsidiaries have net operating loss carryforwards available to offset future taxable income in the various countries in which the Company operates. As a result, the Company historically has not had significant income tax liabilities requiring the expenditure of cash. The Company expects this trend to continue for certain long-established offices that sustained large losses in previous years. The levels of net operating losses available to offset future taxable income are generally much lower for newer offices opened in recent years.

Substantially all of the Company's deferred tax assets at June 30, 1998 were comprised of net operating loss carryforwards for which the Company has provided allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards exist, and the specific rules and regulations governing the utilization of such losses, including the dates by which the losses must be used.

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

The Company has not undertaken a comprehensive study as to whether its clients, suppliers and service providers are year 2000 compliant and what effect, if any, noncompliance could have on the Company's operations. The Company's primary vendors consist of individual translators and other service professionals who are not expected to be materially impacted by the year 2000 issue. The Company does have relationships with various financial institutions, which could be materially impacted by this problem.

The Company has budgeted less than $100,000 to purchase a new operations administration system for its foreign subsidiary referred to above. The Company does not expect the costs to remediate the year 2000 problem to have a material effect on the Company's financial statements.

NEW ACCOUNTING STANDARD

In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), was issued. The Company will adopt FAS 131 at the end of 1998. It is not anticipated that the adoption of this statement will have a material effect on the financial statements of the Company. Refer to note 6 to the Consolidated Financial Statements for further information.

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

ITEM 1:  LEGAL PROCEEDINGS
-------  -----------------

         Reference is made to "Item 3: Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 27, 1998.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)      The following exhibits are included herein:

         27  Financial Data Schedule

(b)      No reports on Form 8-K were filed during the three months ended June
         30, 1998.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ALPNET, Inc.
                                    ------------
                                    Registrant



Date:  10 August 1998               /s/ Michael F. Eichner
      ----------------              ------------------------------
                                    Michael F. Eichner
                                    Chairman of the Board



Date:  10 August 1998               /s/ D. Kerry Stubbs
      ----------------              ------------------------------
                                    D. Kerry Stubbs
                                    Chief Financial Officer