Form 10-Q
period 1998-09-30
ALPNET INC
filed 1998-11-12
CIK 712425

                                 UNITED STATES
                       SECURITES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly period ended September 30, 1998.


                                      or


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________.


Commission file number 0-15512.



                                 ALPNET, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                 Utah                                        87-0356708
----------------------------------------         -------------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)



 4460 South Highland Drive, Suite #100
       Salt Lake City, Utah                                  84124-3543
----------------------------------------         -------------------------------
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

The number of shares outstanding of the registrant's no par value Common Stock as of November 4, 1998 was 24,201,472.

ALPNET, INC. AND SUBSIDIARIES

                                     INDEX


PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Statements of Operations--Three months ended September 30, 1998 and 1997 and Nine months ended September 30, 1998 and 1997........................  3

         Consolidated Balance Sheets--September 30, 1998 and December 31, 1997..............  4

         Consolidated Statements of Cash Flows--Nine months ended September 30, 1998 and 1997..........................................................................  6

         Notes to Consolidated Financial Statements--September 30, 1998.....................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................................. 10


PART II.   OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings.................................................................. 18

Item 6.  Exhibits and Reports on Form 8-K................................................... 18


SIGNATURES.................................................................................. 19
----------

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------  ---------------------------------------------

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)


                                                Three Months Ended    Nine Months Ended
                                                   September 30          September 30
Thousands of dollars, except per share data        1998       1997       1998      1997
----------------------------------------------------------------------------------------
SALES OF SERVICES                               $11,413    $10,231    $36,960   $29,445

OPERATING EXPENSES:
  Cost of services sold                           9,438      7,434     28,524    22,752
  Selling, general and administrative
     expenses                                     2,060      1,664      5,794     4,872
  Development costs                                 225         94        519       297
  Amortization of goodwill                          107         96        293       293
                                                -------    -------    -------   -------
Total operating expenses                         11,830      9,288     35,130    28,214
                                                -------    -------    -------   -------
OPERATING INCOME (LOSS)                            (417)       943      1,830     1,231

Interest expense, net                                65         61        216       201
                                                -------    -------    -------   -------
Income (loss) before income taxes                  (482)       882      1,614     1,030
Income taxes                                         65        140        625       245
                                                -------    -------    -------   -------
NET INCOME (LOSS)                               $  (547)   $   742    $   989   $   785
                                                =======    =======    =======   =======

Income (loss) per share - basic                 $ (.023)   $  .040    $  .042   $  .043
                                                =======    =======    =======   =======

Income (loss) per share - assuming dilution     $ (.023)   $  .029    $  .037   $  .031
                                                =======    =======    =======   =======

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)


                                                 September 30         December 31
Thousands of dollars                                1998                 1997
----------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      $ 1,614              $ 1,711
  Trade accounts receivables, less allowance
     of $439 in 1998 and $338 in 1997              9,581                9,772
  Work-in-process                                  1,605                1,040
  Prepaid expenses and other                         917                  747
                                                 -------              -------
Total current assets                              13,717               13,270

PROPERTY, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS:
     Office facilities and leasehold
       improvements                                  264                  226
     Equipment                                     6,384                5,003
                                                 -------              -------
                                                   6,648                5,229
                                                 -------              -------
     Less accumulated depreciation and
       amortization                                4,017                3,402
                                                 -------              -------
Net property, equipment and leasehold
  improvements                                     2,631                1,827

OTHER ASSETS:
  Goodwill, less accumulated amortization
     of $3,988 in 1998 and $3,544 in 1997          5,618                5,698
  Other                                              275                  245
                                                 -------              -------
Total other assets                                 5,893                5,943
                                                 -------              -------

TOTAL ASSETS                                     $22,241              $21,040
                                                 =======              =======

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES


                                                 September 30         December 31
Thousands of dollars and shares                     1998                 1997
----------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to banks                         $ 2,359              $ 3,037
  Accounts payable                                 2,626                2,338
  Accrued payroll and related benefits             1,123                1,187
  Other accrued expenses                           1,292                1,354
  Deferred revenue                                   180                  732
  Income taxes payable                               802                  462

  Current portion of long-term debt                  424                  350
                                                 -------              -------
Total current liabilities                          8,806                9,460

Long-term debt, less current portion                 521                  489

Commitments and contingencies (note 5)

SHAREHOLDERS' EQUITY:
  Convertible Preferred Stock, no par value;
     authorized 2,000 shares; issued and
     outstanding 87 shares in 1998 and 1997          242                  242
  Common Stock, no par value; authorized
     40,000 shares; issued and outstanding
     24,200 shares in 1998 and 23,293 shares
     in 1997                                      42,502               42,080
  Accumulated deficit                            (28,156)             (29,145)
  Equity adjustment from foreign currency
     translation                                  (1,674)              (2,086)
                                                 -------              -------
Total shareholders' equity                        12,914               11,091
                                                 -------              -------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                         $22,241              $21,040
                                                 =======              =======

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)


                                                 Nine Months Ended September 30
Thousands of dollars                                1998                 1997
----------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                     $   989              $   785
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization of
      property, equipment and leasehold
      improvements                                   629                  499
     Amortization of goodwill                        293                  293
     Other                                          (249)                  33
     Changes in operating assets and
      liabilities, net of effect of
      acquisition in 1997:
        Trade accounts receivable                    338               (1,976)
        Accounts payable and accrued
         expenses                                    310                  795
        Other                                       (929)                 110
                                                 -------              -------
Net cash provided by operating activities          1,381                  539

INVESTING ACTIVITIES:
  Purchase of property, equipment and
   leasehold improvements                         (1,366)                (590)
  Payment for acquisition, net of cash
   acquired                                            -                 (508)
                                                 -------              -------
Net cash used in investing activities             (1,366)              (1,098)

FINANCING ACTIVITIES:
  Proceeds from notes payable to banks               128                  917
  Principal payments on notes payable to
   banks                                            (814)                (126)
  Proceeds from long-term debt                       394                  624
  Principal payments on long-term debt              (297)                (211)
  Proceeds from exercise of stock options            422                    1
                                                 -------              -------
Net cash provided by (used in) financing
 activities                                         (167)               1,205

Effect of exchange rate changes on cash               55                  (70)
                                                 -------              -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                         (97)                 576

Cash and cash equivalents at beginning of
 period                                            1,711                1,034
                                                 -------              -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 1,614              $ 1,610
                                                 =======              =======

CASH PAID DURING THE PERIOD FOR:
  Interest                                       $   218              $   194
  Income taxes                                       270                   16

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

September 30, 1998

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

   Certain amounts for the nine-month period ended September 30, 1997 have been reclassified to conform to the 1998 presentation.

2. COMPREHENSIVE INCOME

   As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. FAS 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. For the three months ended September 30, 1998 and 1997, total comprehensive income (loss) was $(139,000) and $504,000 respectively. For the first nine months of 1998 and 1997, total comprehensive income amounted to $1,401,000 and $47,000, respectively.

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

   The following table sets forth the computation of basic and diluted income per share.


                                             Three Months Ended  Nine Months Ended
                                                September 30        September 30
     Thousands of dollars and shares            1998      1997      1998     1997
     -----------------------------------------------------------------------------
     Numerator for basic and diluted
      income per share - net income (loss)   $  (547)  $   742   $   989  $   785
                                             =======   =======   =======  =======
     Denominator:
      Denominator for basic income (loss)
       per share - weighted-average shares    24,108    18,537    23,703   18,367
         Effect of dilutive securities:
           Convertible Preferred Stock             -     5,535       786    5,704
           Employee stock options                  -     1,558     2,133    1,456
                                             -------   -------   -------  -------
         Dilutive potential common shares          -     7,093     2,919    7,160
                                             -------   -------   -------  -------
      Denominator for diluted income
       (loss) per share - adjusted
       weighted-average shares and
       assumed conversions                    24,108    25,630    26,622   25,527
                                             =======   =======   =======  =======

     Income (loss) per share - basic         $ (.023)  $  .040   $  .042  $  .043
                                             =======   =======   =======  =======

     Income (loss) per share - assuming
      dilution                               $ (.023)  $  .029   $  .037  $  .031
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

5. COMMITMENTS AND CONTINGENCIES

   In 1997, the Company's French subsidiary terminated certain of its employees, some of whom initiated immediate legal actions in the French legal system which handles employment-related matters. Subsequently, other former employees also initiated similar actions. In 1997, $220,000 was expensed related to the legal actions taken by specific employees. Approximately $90,000 remains accrued at September 30, 1998.

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

   On February 23, 1998, the Company was named as one of several defendants in two civil actions. In these actions, each of the named plaintiffs, all of whom are German nationals, seek to recover monetary damages, in amounts to be proven at trial, including punitive damages, interest, and costs, allegedly sustained as a result of securities transactions the plaintiffs entered into with several of the other named defendants. The Company is vigorously defending the lawsuits. The Company has filed a Motion to Dismiss both legal actions, which actions were subsequently combined. The U.S. District Court which has jurisdiction over this matter has not yet ruled on the Motion to Dismiss. Except for legal defense costs of approximately $60,000 through September 30, 1998, no expense has been accrued in the financial statements for these actions.

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

FOREIGN OPERATIONS

The Company serves its customers from more than 30 wholly-owned offices in 16 countries. The operations of the Company are predominantly located outside the U.S. Accordingly, the Company is subject to the effects of foreign currency exchange rate fluctuations. For all of the Company's foreign subsidiaries, the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at period-end exchange rates, and operating statement items are translated at weighted-average exchange rates prevailing during the periods presented. The resulting cumulative foreign currency translation adjustments to the assets and liabilities are recorded as a separate component of shareholders' equity. The foreign currency equity adjustment for the first nine months of 1998 was a positive $412,000 compared to a negative adjustment of $738,000 for the first nine months of 1997. Generally, when the U.S dollar strengthens against the major foreign currencies affecting the Company, the shareholders' equity adjustment is negative since the net assets denominated in foreign currencies are translated into fewer U.S. dollars. This occurred in 1997, but in 1998 the U.S. dollar has weakened. As of September 30, 1998, the cumulative net effect of the equity adjustment from movements in foreign currency exchange rates was a reduction of $1.7 million in shareholders' equity. A significant portion of the cumulative foreign currency adjustment relates to changes in the recorded amount of goodwill.

In the first nine months of 1998, the Company recorded a net benefit of $32,000 for gains on foreign exchange transactions. In the first nine months of 1997, the Company recorded a net benefit of $169,000 for gains on foreign exchange transactions. Most of the 1997 benefit was recorded in the U.K. and a majority of that U.K. gain resulted from a weakening of the UK(Pounds) from December 31, 1996 to September 30, 1997.

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

RESULTS OF OPERATIONS

The following paragraphs discuss results of operations for the three- and nine-month periods ended September 30, 1998 as compared with the three- and nine-month periods ended September 30, 1997, including the significant effects of fluctuating foreign currency exchange rates.

The Company reported a net loss of $547,000 for the three months ended September 30, 1998, compared to net income of $742,000 for the three months ended September 30, 1997. If foreign currency exchange rates for 1998 had remained unchanged from 1997, the Company would have recorded substantially the same net loss and, therefore, currency exchange rate fluctuations had little effect on reported third quarter 1998 results.

The Company reported net income of $989,000 for the nine months ended September 30, 1998, compared to net income of $785,000 for the nine months ended September 30, 1997. If foreign currency exchange rates for 1998 had remained unchanged from 1997, the Company would have recorded net income of $1,137,000 instead of $989,000.

Sales of services were $11.4 million for the three months ended September 30, 1998, compared to $10.2 million for the three months ended September 30, 1997. The $1.2 million increase in reported sales for 1998 consisted almost entirely of an increase in sales with little effect due to fluctuating currency exchange rates.

Sales of services were $37.0 million for the nine months ended September 30, 1998 compared to $29.4 million for the nine months ended September 30, 1997.
The $7.6 million increase in reported sales for 1998 consisted of an increase in sales volume of $8.5 million and a $.9 million decrease due to fluctuating currency exchange rates. The increases in sales volume in 1998 over 1997 are due to increases in sales in several countries, but most particularly in the Company's North American, German and Netherlands offices. Most of this increase in sales is a result of very high growth rates during the first six months of 1998, as compared to the first six months of 1997.

Sales growth in the third quarter of 1998 over the same quarter in 1997 slowed considerably as compared to the growth achieved in prior quarters of the year. This slower growth was caused primarily by delays and cancellations of orders from major clients, most particularly in the U.S., the U.K. and the Netherlands. Most of the clients that delayed or cancelled orders are in the computer hardware and software industries. These project delays and cancellations, most of which were unexpected, were the major cause of the net loss experienced in the third quarter, since the Company increased production capacity in anticipation of sales growth which did not materialize.

The increase in sales volume for the nine months ended September 30, 1998 is a result of generally expanding needs for language-related services in an increasingly global marketplace where more and more businesses are entering foreign markets and becoming involved in worldwide trade. Examples of this are the software and automotive industries which have significant and increasing needs for product localization services provided by the Company. Also having a beneficial effect on sales levels is the Company's increasing emphasis on turnkey multilingual publishing solutions and the Company's global account strategy, which focuses on the development of long-term partnering relationships with major clients that have ongoing translation and localization needs.

The Company competes on the basis of capability, quality, service and geographical proximity to clients and potential clients. The Company has opened several new offices and expanded existing offices in recent years in order to increase its market share, in what management believes has been and will continue to be a growth industry.

The following table compares sales of services in each of the Company's significant geographic areas for the nine months ended September 30, 1998 and 1997, along with the effect of foreign currency exchange rate fluctuations on sales between periods. Intercompany sales are normally billed on a margin-sharing basis. All intercompany sales are eliminated in determining the reported totals.


                                               Increase (Decrease) in
                            Nine Months           Sales of Services      Total
                         Ended September 30     Sales      Currency     Increase
Thousands of dollars         1998       1997   Volume    Fluctuations  (Decrease)
----------------------  ---------  ---------  --------  -------------  ----------
United States           $   6,861  $   5,373  $  1,488  $           -  $    1,488
Canada and South
   America                  6,507      4,800     2,111           (404)      1,707
Europe                     28,167     22,731     5,915           (479)      5,436
Asia                        4,462      3,037     2,120           (695)      1,425
Eliminations               (9,037)    (6,496)   (3,178)           637      (2,541)
                        ---------  ---------  --------  -------------  ----------
Total Sales             $  36,960  $  29,445  $  8,456  $        (941) $    7,515
                        =========  =========  ========  =============  ==========

As shown in the above table, every major geographical region reported increased sales in 1998 over 1997.

SALES OF SERVICES BY GEOGRAPHIC AREA

U.S. sales increased 28% in 1998 over 1997. This increase was due to a rise in the number and size of projects for both existing and new clients, especially software localization services for companies in the computer hardware, software development and computer-based training industries. Much of this increase is due to aggressive sales and marketing efforts, including a strategy of targeting sales efforts at specific major global companies. Long-term management expectations for the U.S. are for a general continuation of growth in sales, especially to the computer and computer-based training industries, but the amount and timing of actual orders from clients is unpredictable.

Canada's reported sales for 1998 represent an increase over 1997 of 33%. The growth rate would have been 42% absent the effects from fluctuating foreign currency exchange rates. The increase in sales in Canada was due primarily to ongoing aggressive marketing and sales efforts, the procurement of new large long-term contracts, and revenues from a large interpretation project in March 1998 for which there were no comparable revenues in the first nine months of 1997. These increases in sales have occurred despite continuing economic and political challenges in Canada. Due in part to several new large multi-year contracts, some of which were negotiated in 1996, but which did not begin until 1997, management believes it is likely that 1998 revenues in Canada will continue to outpace 1997 levels.

In 1998, sales in Europe of $28.2 million represent approximately 61% of the Company's consolidated sales (prior to elimination of intercompany sales). European sales grew by $5.4 million over 1997 sales levels, or by 24% year over year (26% absent the effects of fluctuating foreign currency exchange rates). Sales increased in most European countries, but the majority of the increase in 1998 was the result of growth in Germany (45% growth rate, which would have been 50% absent the effects of foreign currency exchange rate fluctuations), and in the Netherlands (where 1998 sales were more than double the 1997 level). The U.K. and Germany, the Company's two largest markets, accounted for 71% of Europe's total sales in 1998, compared to 80% in 1997.

U.K. sales decreased 13% (14% decrease absent the effects of foreign currency exchange rate fluctuations) in 1998 compared to 1997. The decrease was due largely to lower sales to the Company's largest client, a portion of which were recorded as sales in other countries in 1998. In Germany, a very high rate of growth was achieved in 1998 over 1997. The three primary reasons for this increase are focused and intensive sales and marketing efforts, a new large project completed in the first half of 1998 and, to a lesser extent, gradually improving local economic conditions. The Netherlands office has been open for less than three years and the high growth rate experienced from 1997 to 1998 is largely due to its small size in 1997 as compared to most of the Company's other offices. The rapid expansion of services for clients in the enterprise resource planning (ERP) software industry has also been a significant contributing factor to the growth in sales in the Netherlands.

Asia's reported sales for the first nine months of 1998 represent an increase over 1997 of 47% (70% absent the effects of foreign currency exchange rate fluctuations). The Company has significantly expanded its Asian presence in recent years by opening offices in new countries and expanding the capacities of existing offices. The recently opened Thailand office also contributed to increased revenues for Asia in 1998 as has the recording of significant sales in Asia that in previous periods were recorded in the U.K. and the U.S.

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

In general, the Company's Asian capacity was underutilized in early 1997 and contributed to the operating loss sustained in the first quarter of last year. The Company is now in a normal utilization situation in Asia, due to increases in customer orders for work to be produced into the major Asian languages. The Company closed its Hong Kong office in May 1997 as a result of operating losses and declining strategic importance. Sales of this office were not material in 1997, and expenses of approximately $50,000 were recorded in the first quarter of 1997 to recognize the costs of closing the office. Other Asian offices have been producing the Chinese work historically done by the Hong Kong office.

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

COST OF SERVICES SOLD

Cost of services sold as a percentage of sales of services has fluctuated as a result of capacity utilization, competition in the marketplace, and the volume and nature of direct production costs of project sales in each period, especially large projects covering several accounting periods. It is also affected by the ratio of fixed production-related costs to total fixed and variable production costs. This ratio has increased somewhat in 1998 over 1997 levels. In the third quarter of 1998 and in early 1997, margins were negatively affected by underutilization of capacity and, to a lesser extent, by a higher proportion of low margin work in certain geographic areas.

Management expects competitive pricing pressures to continue in the foreseeable future, and perhaps even intensify as a result of several recent mergers and acquisitions of small and mid-sized translation companies. The Company is continuing its efforts to control costs to offset the effects of these pricing pressures. These efforts include more effective utilization of the Company's proprietary software on medium- to small-sized projects to improve the productivity of translators, and the development of stronger "partnerships" with clients to enable the Company to provide higher-margin, higher-value, solution-based services to clients. Also, the Company is planning to better integrate its processes and systems in all of its operations to achieve greater economies of scale across its global network. The Company has announced that it plans to take steps in the fourth quarter to reduce fixed costs. As a result of these plans, the Company expects an approximate 10% reduction in fixed costs to be realized in 1999. These fixed costs consist of certain production-related costs as well as other costs and expenses.

OTHER COSTS AND EXPENSES

Selling, general and administrative expenses were $5.8 million for the first nine months of 1998, an increase over 1997 levels of 19% (an increase of 22% absent the effect of currency exchange rate fluctuations). The increase in the third quarter of 1998 compared to 1997 was 24%. These increases were due to several factors, primarily the general growth of existing offices; increased marketing and sales efforts in substantially all of the Company's markets; and the effect of increased corporate overhead costs related to the Company's growth. Costs of approximately $150,000 related to reorganizing and closing some of the Company's underperforming offices were recognized in the first nine months of 1997. Similar costs recognized in the first nine months of 1998 totalled $75,000.

Development costs were $519,000 in the first nine months of 1998 compared to $297,000 in the first nine months of 1997. Third quarter 1998 costs increased to $225,000 from $94,000 in 1997. Development costs are related to the upgrading and expansion of the Company's proprietary language translation software developed in the early years of the Company's existence, including enhancements to its software to make it compatible with more of the ever-increasing types and versions of software being developed by the software industry. The Company expects 1998 development costs to exceed 1997 levels, primarily because of the ongoing need to ensure the Company's technology is compatible with software commonly used by clients.

Fluctuations in the amount of goodwill amortization result primarily from foreign currency exchange rate fluctuations from period to period. Net interest expense was $216,000 in the first nine months of 1998, representing an increase of $15,000 over 1997. The increases in interest expense in 1998 for both the three-month and nine-month periods were due primarily to higher average balances outstanding under revolving lines of credit, caused by growth in sales and related accounts receivable. Interest expense in future periods could increase over recent levels if the Company increases borrowings under revolving lines of credit as sales grow. Also, the Company plans to continue to use long-term debt to finance certain equipment purchases. Any investments beyond modest requirements related to sales growth could require additional debt financing which would impact future levels of interest expense.

The U.S. parent company and each of its subsidiaries are separate legal and taxable entities subject to the domestic or foreign taxes pertaining to operations in their respective jurisdictions. For tax purposes, the U.S. parent company, and most of its subsidiaries, have unused net operating losses from prior years which can be utilized to reduce their respective future taxable income. The availability of these net operating losses is governed by applicable domestic and foreign tax rules and regulations, some of which limit the utilization of such losses due to minimum tax requirements and other provisions. Income tax expense, as presented in the Consolidated Financial Statements, represents the combined income tax expense and income tax credits of all of the entities of the Company.

After the utilization of net operating loss carryforwards, income tax expense was $625,000 for the first nine months of 1998 ($65,000 for the third quarter) compared to $245,000 for the first nine months of 1997

($140,000 for the third quarter). Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in various domestic and foreign tax jurisdictions, including the utilization of net operating loss carryforwards in many of these jurisdictions. The U.S. parent company has a net operating loss carryforward for U.S. federal tax purposes but has no net operating loss carryforwards for state income tax purposes. In addition, the Company's German subsidiary is expected to utilize its remaining net operating loss carryforward for municipal tax purposes in 1998.

LIQUIDITY AND SOURCES OF CAPITAL

In the first nine months of 1998, the Company had positive cash flow from operations of approximately $1.4 million, compared with a positive cash flow from operations in 1997 of $.5 million. In each of these periods, the Company's investing activities included the acquisition of equipment needed to maintain or upgrade production capability. In 1997, the Company's investing activities also included the acquisition of CompuType for approximately $.5 million (see note 3 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

Financing activities for both periods included fluctuations in the amounts utilized under bank lines of credit to finance the Company's working capital needs, and changes in outstanding debt used to finance equipment purchases. Additionally, in 1997, the Company obtained a long-term loan of approximately $330,000 to finance a portion of the CompuType acquisition. In 1998, the Company received $422,000 from the exercise of employee stock options. In 1997, the Company's non-cash financing activities included the conversion by certain shareholders of the Company's series B and series C Convertible Preferred Stock to Common Stock. See note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

At September 30, 1998, the Company's cash and cash equivalents were approximately $1.6 million, which represents a decrease of $.1 million during the first nine months of 1998. At September 30, 1998, the Company had working capital of approximately $4.9 million, compared to working capital of approximately $3.8 million at December 31, 1997. This increase is largely attributable to the net income earned in the period.

The Company's primary working capital requirements relate to the funding of accounts receivable. The Company funds some of its working capital needs with lines of credit from financial institutions in certain countries, primarily the U.S., Canada, the U.K., and Germany. Most of the lines of credit are secured by accounts receivable and other assets of the Company or its subsidiaries. As of September 30, 1998, the Company had unused amounts under these lines of credit of approximately $1.4 million.

Provided the Company is profitable, management believes the unused amounts under lines of credit, combined with current working capital, are sufficient to fund the Company's operations at current levels and enable the Company to grow at current levels, without seeking significant new sources of capital. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as currently exist. In addition, the Company expects to be able to increase the maximum amounts that can be borrowed under credit facilities if the Company's sales increase and the Company is profitable over the long term. Some of the financial institutions, which have loaned funds to the Company's subsidiaries under the credit facilities referred to above, have placed certain limits on the flow of cash outside their respective countries. Such limitations have not been an undue burden to the Company in the past, nor are they expected to be unduly burdensome in the foreseeable future.

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

In January 1997, the Company acquired CompuType for cash of approximately $550,000, most of which was financed. While there are no current commitments, the Company may pursue other acquisitions worldwide or open additional offices in strategic locations, as client demands dictate and opportunities arise. The initial cost to open most offices has generally not been substantial and has been primarily related to the procurement of computers and other translation-related equipment, and office space. The costs of any additional offices opened or acquired in the future will vary based on size and location and could require certain amounts of cash beyond the amount that can be generated through operations, depending on profitability.

In May 1997, the Company closed its Hong Kong office. A reorganization of the Company's offices in France occurred during 1997. The Company has also closed two of its small U.K. offices in 1998.

The Company believes it has the ability to issue additional equity securities if necessary, but does not currently plan to do so. In order for the Company to fund investments beyond current levels of growth, such as for significantly new or expanded services or product lines, additional debt or equity funds will likely be required.

Management believes that current working capital, together with unused amounts under lines of credit, will enable the Company to meet its financial obligations in the foreseeable future. It is difficult to assess the adequacy of cash flows in the long-term. The ability of the Company to meet its commitments without additional sources of capital is directly related to the Company's operations providing a positive cash flow. Should the Company's operations fail to provide adequate funds to enable it to meet its future financial obligations, management has the option, because of the Company's organizational structure, to cut costs by selectively eliminating operations which are not contributing to the Company financially. This was done by closing the Switzerland and Hong Kong offices in prior years and the small U.K. offices in 1998. Because a majority of the Company's fixed operating costs are for employees, the Company will need to cut headcount to significantly reduce ongoing operating costs. Headcount reductions, while reducing long-term cash requirements, could actually increase short-term cash requirements in many countries due to statutory and contractual obligations related to severance pay.

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

Substantially all of the Company's deferred tax assets at September 30, 1998 were comprised of net operating loss carryforwards for which the Company has provided allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards exist, and the specific rules and regulations governing the utilization of such losses, including the dates by which the losses must be used.

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

The Company has initiated a study as to whether its clients, suppliers and service providers are year 2000 compliant and what effect, if any, noncompliance could have on the Company's operations. The Company's primary vendors consist of individual translators and other service professionals who are not expected to be materially impacted by the year 2000 issue. The Company does have relationships with various financial institutions, which could be materially impacted by this problem.

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

                          PART II:  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS
-------  -----------------

         Reference is made to "Item 3: Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 27, 1998. The Company has filed a Motion to Dismiss both legal actions, which were subsequently combined, discussed in the Form 10-K. The U.S. District Court which has jurisdiction over this matter has not yet ruled on the Motion to Dismiss.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)      The following exhibits are included herein:

         21   Subsidiaries of Registrant
         27   Financial Data Schedule

(b) No reports on Form 8-K were filed during the three months ended September 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ALPNET, Inc.
                                           ------------
                                           Registrant



Date:  9 November 1998                     /s/ Michael F. Eichner
       ---------------                     ----------------------
                                           Michael F. Eichner
                                           Chairman of the Board



Date:  9 November 1998                     /s/ John W. Wittwer
       ---------------                     ----------------------
                                           John W. Wittwer
                                           Chief Financial Officer