Form 10-K405
period 1998-12-31
ALPNET INC
filed 1999-03-30
CIK 712425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1998.

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
              For the transition period from _________ to ________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

Based on the average bid and ask price of $2.34 at March 12, 1999 the aggregate market value of the voting stock held by non-affiliates of the registrant was $42,020,653.

The number of shares outstanding of the registrant's Common Stock as of March 12, 1999 was 24,333,172.

                       DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents from which information is incorporated by reference herein, and the Parts of this Form 10-K into which such incorporation by reference is made:

Definitive Proxy Statement dated March 30, 1999 - Part III of this Form 10-K.

                                TABLE OF CONTENTS

  Form 10-K
   Item No.                                 Name of Item                                          Page
   --------                                 ------------                                          ----
PART I

      Item  1.  Business..................................................................          3
      Item  2.  Properties................................................................          8
      Item  3.  Legal Proceedings.........................................................          9
      Item  4.  Submission of Matters to a Vote of Security Holders.......................          9

PART II

      Item  5.  Market for Registrant's Common Equity and Related Stockholder
                    Matters...............................................................          9
      Item  6.  Selected Financial Data...................................................         10
      Item  7.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.................................................         12
      Item  7a. Quantitative and Qualitative Disclosures About Market Risk................         19
      Item  8.  Financial Statements and Supplementary Data...............................         21
      Item  9.  Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure..................................................         39

PART III

      Item 10.  Directors and Executive Officers of the Registrant........................         39
      Item 11.  Executive Compensation....................................................         39
      Item 12.  Security Ownership of Certain Beneficial Owners and Management............         39
      Item 13.  Certain Relationships and Related Transactions............................         39

PART IV

      Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........         40

Signatures................................................................................         42

                                     PART I

ITEM 1. BUSINESS
------  --------

(a)  GENERAL DEVELOPMENT OF BUSINESS
     -------------------------------

ALPNET, Inc. ("ALPNET" or the "Company") is a United States publicly-owned multinational corporation which was incorporated in the state of Utah in 1980. The Company provides services and solutions in the global information services sector to businesses engaged in international trade. These services include translation, software localization, information development and content creation. ALPNET also provides a range of information consultancy services which include information analysis, development of information strategies, advice on information standards, and benchmarking and evaluation of available language products including information and document management systems, authoring and translation tools, publishing software and browsers. The Company believes that it is the largest publicly-owned dedicated supplier of such services and solutions in the world.

The Company has several foreign subsidiaries, all of which are wholly-owned. Most of the foreign subsidiaries were acquired in 1987 and 1988, although in 1994, the Company began to expand its presence in foreign markets through the formation of additional foreign subsidiaries and branches. As of December 31, 1998, the Company has foreign subsidiaries or branches in the following countries: Canada, Brazil, United Kingdom, Ireland, Germany, France, Spain, the Netherlands, Belgium, Sweden, Singapore, Korea, China, Japan, and Thailand. ALPNET Netherlands, ALPNET Belgium and the Japan branch of ALPNET, Inc. were formed in 1996. The Company's Switzerland office was closed effective December 31, 1996, and its Hong Kong office was closed in 1997. ALPNET Brazil, ALPNET Sweden, and the Thailand branch of ALPNET, Inc. were formed in 1998.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT
     --------------------------------------------

The Company operates in one business segment: global information services.

(c)  NARRATIVE DESCRIPTION OF BUSINESS
     ---------------------------------
     GENERAL
     -------

The Company provides a full range of language services and solutions specifically tailored to clients engaged in international business. ALPNET translates printed and electronic product information, brochures, operating manuals, schematics, maintenance manuals, training materials and a host of other materials for businesses engaged in selling products and services into the global market. The Company also has specialized capabilities to help its customers localize the products they sell in foreign markets. These requirements may be as complex as the localization of software products, or as simple as the translation of packaging and labels.

Among the services the Company offers are localization, documentation and translation. Localization is primarily offered to clients in the information technology (IT) market. It is a turnkey service and encompasses a complete linguistic, technical and cultural adaptation of products for foreign language markets. Localization services include glossary development, translation, content creation and adaption, desktop publishing, electronic and web publishing, graphics, multimedia, creative tasks, and a complete range of engineering and software testing activities. Localization requires a high level of both technical and linguistic skills.

Documentation services are offered to a wide range of industrial clients in automotive, consumer electronics, telecom, financial services, manufacturing, and other industries. The Company provides a complete service for companies that produce printed and electronic documentation and training materials. Documentation services include translation, glossary development, electronic publishing, graphics and web publishing. Documentation requires linguistic and subject matter experts as well as graphics-oriented professionals. ALPNET concentrates specialized resources and equipment for documentation services in certain of its larger offices (Montreal, London, Stuttgart, Singapore), while the linguistic tasks are performed in-country.

Translation services are offered to diverse clients from all industries. Such services may include the translation of text in a brochure, memorandum, sales presentation, letter, magazine or any other text. ALPNET performs translation services through its entire network in 16 countries.

In some locations, ALPNET also provides interpretation services for business meetings and conferences. This service, however, does not represent a significant share of the Company's business.

During 1998, the Company added the capability of providing a range of information consultancy services which include information development and content creation. Such services include information analysis and development of information strategies. Clients can significantly increase efficiency and reduce costs by applying controlled language models, authoring and creating information using SGML (Standard Generalized Markup Language) or XML (eXtensible Markup Language), implementing document management systems and by following established industry standards. Drawing on the experience of its strategic partners, the Company can also provide technical authoring and illustration services in a wide range of technical fields.

The Company has also added significant expertise in the area of language technology integration. Services provided include benchmarking and evaluation of language tools, workflow definition and customization, process optimization, controlled language definition, training, terminology management, tools integration, database development and other language services such as the utilization of translation memories and machine translation and the definition of production and quality assurance procedures.

The Company's consultants can also prepare business case studies, offer high level project management and provide training in the use of industry and information standards. The integration of the entire information process, including language technology tools, is the key to clients getting products to market faster and at a lower cost.

     MARKET
     ------

Political and economic changes have created and expanded opportunities for significant increases in international trade. Historically, business managers have divided the market into home and abroad. They first conquered the home market, then targeted foreign markets and penetrated them one at a time. Finally, they grouped countries into regional territories. Today, many major corporations are generating more than half of their revenues from "foreign" markets.

A new world market is emerging. The walls dividing East and West, home and abroad, are coming down, creating a single market. Through innovative technology, it is possible to reach clients around the world in just seconds, regardless of distances, borders and barriers. Business is now going global - global manufacturing, global supply chains, global marketing and global distribution-products are world products.

As borders disappear, the need to localize home-grown products for foreign markets is increasing rapidly. The outsourcing of localization services has revolutionized the old cottage-industry translation sector. In the past few years, this has led to mergers and acquisitions, with large strategic clients shared between a handful of global translation service provider networks. Yet despite this consolidation and robust growth, the translation industry is still highly volatile.

Traditionally, translation has been a production "afterthought". And even today in a global marketplace, many companies have not changed their old way of managing product information. Products and documentation are first completed for the home market; then companies face the painful hurdle of localization before shipping the products to their customers. As a result, translation requirements arise somewhat unpredictably and with much urgency.

The new world market is opening up an era of global information management. Divisions between authoring and translating are disappearing and increased competition is forcing companies to speed up time to market. This means that information must be enabled for global markets so that the localization process is easier to manage.

The keys to this are standardization and integration. If information is standardized in a universal format such as SGML or XML, it can be stored in a central repository and it is then possible to integrate the processes of information development, translation, distribution and consumption as information is needed.

Translation Services are evolving into Global Information Services. In close partnership with clients, the Company is seeking to provide services and solutions for this global information process. By extending its capabilities, the Company can make its clients' processes more efficient and its own business more predictable - and therefore more manageable.

Some of the main market influences prominent in the global information services industry can be described as follows.

TELECOMMERCE. The information technology industry is leading the way to new distribution channels for intellectual property. Users can download software and information from the Internet. Catalog companies have offered their products online via multimedia web sites. Service companies have started to offer their services online. Electronic banking, teletraining, helpdesk and even teletranslation services are expected to be generally accepted services within only a few years. Secure Internet payment procedures and e-cash will complete the transactions. Telecommerce will take the "middleman" out of the loop and bring products straight from the publisher or manufacturer to the end-user. This shift in the distribution model will affect many different industries and should lead to an increase in the need for multilingual documentation and product support.

CROSS-BORDER SELLING. There was a time when "multinationals" were viewed as a group of huge Fortune 500 companies. Today, many small- and medium sized companies successfully sell their products in international markets. The US-based IT companies have seen their international markets grow significantly over the last ten years and today many of them generate a substantial portion of their revenues from non-US markets. Other industries are also following this trend. New distribution methods and outsourcing allow small- and medium-sized companies to reach non-US markets without heavy up-front investments. Today, the prevailing strategy is to look to non-US markets as separate and additional sources of revenue, which require the sequential phase of product localization in the production and distribution process. The tendency towards similar releases of products for home and foreign markets leads to a view of the world as one market. The ultimate requirement the global information services industry is facing is to supply a full range of language services and technology solutions to businesses who compete in this worldwide market.

GROWTH IN TRANSLATION MARKET. As a result of the rapid internationalization of business, coupled with the emergence of telecommerce, the translation and localization market is expected to grow significantly. In 1995, OVUM, Inc., a market research company, forecast a growth rate of 30% per year over the following five years in the demand for translation and localization in the IT related market. OVUM projected that ten percent of the projected market volume of $6 billion in this market in the year 2000 would be shared among only a few of the largest service providers.

CHANGING BUSINESS MODELS. No one single company can manage the technological innovations of its products and services, the access to global markets and at the same time keep up with the speed of today's business developments without partnerships and alliances. Multinational companies have been required to develop outsourcing strategies, allowing them to focus on their core business, and utilize high quality services from truly global suppliers. Such suppliers must provide high-level project management, multiple language document management solutions, language technology integration and testing services. Independent suppliers are sometimes formed into "virtual companies" as partnerships and alliances are created to serve certain customers or certain market segments faster and more effectively. The partners or allies combine their core competencies to produce a better product for one market.

     MARKETING
     ---------

In marketing the Company's services and solutions, the Company believes it has some very strong selling points:

GLOBAL REACH AND SIZE OF OPERATIONS. The Company is one of the largest operations in its industry sector with operations in all the economically significant markets.

COMMAND OF TECHNOLOGY. The Company utilizes state-of-the-art technology in all areas of its activity, from authoring tools to document management, translation technology and information management. The Company's in-house technical specialists are experts in customizing and deploying tools for specific applications.

PROCESS SPECIALIZATION. ALPNET is very process oriented. The implementation of Total Quality Management and standard processes throughout the Company facilitate performance measurement and improvement of services.

MANAGEMENT DEPTH AND EXPERIENCE. ALPNET was an early consolidator in the industry and has much more management experience than many of its newer competitors. The management team has the right mix of language industry experience and international business skills.

MARKET NICHE FOCUS. Since 1996, the Company has focused on certain global market niches allowing for faster growth, improved services and specialization. This strategy is continuing.

INNOVATIVE STRENGTH. The Company has been an innovator in the industry for many years - the first company to come out with translation memory technology, the first global network - and it will continue as a leader. ALPNET is one of the first global providers to focus on new solutions like language technology integration and industrial information consulting services.

     MAJOR CLIENT
     ----- ------

Sales to a single client in the computer industry accounted for 5%, 11% and 16% of total revenues in 1998, 1997 and 1996, respectively. Relations with this client are satisfactory and management believes a significant portion of 1999 revenues will also be attributable to this client. No other client accounted for more than 10% of revenues in any year.

     MANPOWER
     --------

The Company requires sales, project management, language services production, technical support, and consultancy services personnel in order to obtain, manage and produce major language services projects. The Company is organized along primary functional lines including, sales and marketing, operations, finance and administration. These functional organizations operate across geographical borders. The company is dependent upon an adequate supply of skilled professionals in each of these primary disciplines to meet the requirements of its clients and prospective clients.

     BACKLOG
     -------

As of December 31, 1998, the Company had a backlog of approximately $7,071,000 of translation and localization services orders compared with a backlog of approximately $4,500,000 as of December 31, 1997. The increase in backlog in 1998 is the result of several factors, including increased market penetration in most geographic locations and a general increase in demand for the Company's services in substantially all of the industries served by the Company.

     COMPETITION
     -----------

The Company believes competition in the translation market is characterized by widely differing elements, which reflect the diverse needs of clients. At one end of the spectrum, there are small single-site agencies with a generalist approach that offer services generally limited to translation. At the other end of the spectrum, there are a few large, multisite companies that offer turnkey services (more than translation only) and that often focus on providing "solutions" for specific industries. Between these extremes, there are all kinds of mixed forms.

SIZE is important in a market that has traditionally been fragmented and that is still often referred to as a "cottage industry". Translation and localization contracts are becoming larger, especially where turnkey projects are concerned. Corporate users want to deal with large capacity service providers. ALPNET believes, based on available information, it is one of the top three to five companies, in terms of translation, localization, and solutions-related revenues, in the rapidly growing global information services market.

SINGLE VS. MULTI-SITE. This is not only a strategic choice, but also an economic choice. ALPNET has built up its network through a series of acquisitions, new office expansions and other alliances, and has invested a number of years refining these capabilities. Developing and maintaining a good working network of offices is the greatest challenge that translation service providers face and the ALPNET network is an important competitive advantage. Single-site multilingual vendors will have more and more difficulty recruiting sufficient capacity at economic prices. Multi- site operators are facing the problem of continuously expanding their network through acquisitions, start-ups or alliances. The cultural challenges of managing people in relatively small (but heavily people driven) multinational companies should not be underestimated. ALPNET clearly has valuable experience when it comes to managing client projects through an international network.

SOLUTIONS VS. TRANSLATION ONLY. The majority of large translation service providers were formed when new emerging industries developed an urgent demand for a complete translation solution to which traditional suppliers could not respond. The "old" translation agencies still exist, but they tend not to grow beyond a certain size. The large suppliers offer solutions to their clients and list services such as consulting, testing and engineering, printing, publishing, fulfilment, etc. ALPNET believes an increasingly large part of its business is moving to a solution-based model. Many projects are, however, of a traditional nature, where clients turn to ALPNET because of a mix of capacity, price and quality.

OWNERSHIP. A significant number of the large translation companies are closely-held (with or without participation of a venture capital company) or are subsidiaries of larger multinational companies. It is typical in the translation market for the entrepreneur/owner to function as the central management that controls all aspects of the business, even when the companies grow much larger and become international in scope. This ownership structure can be a potential barrier for growth. The entrepreneur/owner experiences increasing problems in keeping up with ongoing investment requirements, and also often finds it difficult to adapt to new management models and replicate what was built up in the "home market". Translation entrepreneurs are frequently looking for ways to join forces, buy or sell other translation companies, or integrate into larger businesses. Recently, several mid-sized translation companies have been acquired by large companies in various industries. ALPNET is the only publicly-owned company in this industry with a worldwide professional management structure that is not part of a larger corporate structure. This allows the Company to operate in an efficient and focused manner.

     DEVELOPMENT AND CLIENT SUPPORT
     ------------------------------

During 1998, 1997 and 1996, the Company spent approximately $730,000, $391,000, and $226,000 respectively, on technology development and support activities. The significant increase in development costs in 1998 and in 1997 is related to the addition of personnel to support the upgrade and expansion of the Company's proprietary language translation software to meet the needs of its clients. Also included in this increase in 1998 are personnel, travel and communication costs related to the organization and initial activities of the new Language Technology Integration group. This new group is responsible for the development of a new line of services that ALPNET now offers to its clients and prospective clients. Management expects a similar level of development-related expenses in 1999 as it continues to expand the services available to its clients.

     EMPLOYEES
     ---------
As of December 31, 1998, the Company employed 633 persons. Due to the nature of its business, the Company also retains, on an as-needed basis, a large number of translators and other service professionals who are independent contractors.

     ENTERPRISE INFORMATION SYSTEM
     -----------------------------
Based upon concepts developed in 1998, management of the Company has commenced the design and implementation of an enterprise information system which will be installed throughout the Company's operations and will ensure flexible and informed analysis, provide wide and timely dissemination of information, facilitate rapid decision making, and will allow all managers to be focused on common goals for improved performance and profitability. This enterprise information system is known as ALPNET Planet.

The system will encompass all front and back office functions as well as strategic management needs. It will also monitor and validate processes by measuring how work is being done against established policies and procedures.

The most valuable component of this system will be its knowledge management package which will capture and manage the Company's information, knowledge and expertise. It will centralize and leverage all translation memories, terminology databases, and localization know-how in one highly organized data warehouse.

The ALPNET Planet system will be developed and components implemented throughout 1999 with full implementation by the year 2000. The Company will lease the major hardware and software components of the system which will then be adapted by the Company according to its design specifications.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     ----------------------------------------------------------------------
     SALES
     -----
Financial information concerning the Company's foreign and domestic operations is presented in note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K and is incorporated herein by reference.

ITEM 2: PROPERTIES
------  ----------
ALPNET's corporate headquarters are located in Salt Lake City, Utah. Customer service and production facilities used by the Company as of December 31, 1998, all of which are leased, are listed below.

                              Location
                              --------

       Americas               USA (2), Canada, Brazil

       Europe United Kingdom (6), Germany (6), Ireland, France, Spain, Netherlands, Belgium, Sweden

       Asia                   Singapore, Korea, China (2), Japan, Thailand

ITEM 3: LEGAL PROCEEDINGS
------  -----------------
Axel Hofstadt, et al., vs. Wellshire Securities, Inc., et al., pending in the United States District Court for the District of Utah, Central Division, as Case No. 2:96 CV 0327B. This action has been pending since April 9, 1996. By means of a Third Amended Complaint, dated February 23, 1998, the Company was added as a named defendant. This action is brought by 74 plaintiffs, all of whom are German nationals. The Company is one of 18 named defendants.

Christa Wennemann, et al., vs. Douglas E. Brown, et al., pending in the United States District Court for the District of Utah, Northern Division, as Case No. 94 C 967G. This action has been pending since October 6, 1994. By means of a Fourth Amended Complaint, dated February 23, 1998, the Company was added as a named defendant. This action is brought by 128 plaintiffs, all of whom are German nationals. The Company is one of 19 named defendants.

Fuchs, et al., vs. Wellshire Securities, Inc., et al., pending in the United States District Court for the district of Utah, Northern Division, as Case No. 96-CV589. This action has been pending since October 6, 1994. By means of a Fourth Amended Complaint, dated February 23, 1998, the Company was added as a named defendant, This action is brought by 9 plaintiffs, all of whom are German nationals. The Company is one of 19 named defendants.

In these actions, each of the named plaintiffs seek to recover monetary damages, in amounts to be proven at trial, including punitive damages, interest, and costs, allegedly sustained as a result of securities transaction(s) the plaintiffs entered into with several of the other named defendants. During 1993, the Company entered into a stock purchase agreement whereby the Company sold 3,000,000 shares of its Common Stock to Benitex, A.G., a Liechtenstein company, one of the named defendants. Some of the shares of the Company's Common Stock were sold by Benitex and/or by entities related to or under common control with Benitex, to some of the plaintiffs. The Company currently is vigorously defending the lawsuits.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------  ---------------------------------------------------
No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------  -------------------------------------------------------------
        MATTERS
        -------
ALPNET's Common Stock trades on The Nasdaq Stock Market under the symbol AILP. The following table shows the range of high and low trading prices as reported by The Nasdaq Stock Market for the years 1997 and 1998.

     1997                                               High               Low
     ----                                               ----               ---
     Quarter ended March 31, 1997                      $1.87             $1.06
     Quarter ended June 30, 1997                        1.97               .84
     Quarter ended September 30, 1997                   2.62              1.25
     Quarter ended December 31, 1997                    2.75              1.94


     1998                                               High               Low
     ----                                               ----               ---
     Quarter ended March 31, 1998                      $2.94             $2.00
     Quarter ended June 30, 1998                        4.87              2.69
     Quarter ended September 30, 1998                   5.03              2.31
     Quarter ended December 31, 1998                    2.03              1.25

As of March 12, 1999, there were 404 shareholders of record; however, the Company estimates the actual number of beneficial owners approximates 4,500. No dividends have been declared on the Company's Common Stock. The Company is currently prohibited from paying dividends under Utah corporate law.

ITEM 6: SELECTED FINANCIAL DATA
------  -----------------------
The following selected financial data are derived from the Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included therein.


FINANCIAL SUMMARY
Thousands of dollars, except per-share data
---------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31                         1998               1997             1996           1995             1994
---------------------------------------------------------------------------------------------------------------------------
Sales of services                            $ 48,545            $ 40,795        $ 32,338        $ 26,919        $ 20,473
Net income (loss)                                (818)(1)           1,588             596             621            (741)
Income (loss) per share - basic                  (.03)                .09             .04             .04            (.05)
Income (loss) per share -
    assuming dilution                            (.03)                .06             .02             .03            (.05)
Total assets                                   22,423              21,040          17,267          14,449          13,223
Long-term debt, less current portion              454                 489             262             220             533

A majority of the Company's operations are located in foreign countries. Accordingly, the Company is affected by foreign currency exchange rate fluctuations as described in detail in Item 7A, "Foreign Operations". The following table shows what sales and results of operations would have been for the years presented had foreign currency exchange rates remained at 1994 levels for all years.

(1)  Includes restructuring expense of $1,291,000


PRO FORMA DATA
Thousands of dollars
-------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31                 1998             1997            1996               1995          1994
-------------------------------------------------------------------------------------------------------------------
Sales of services
(at 1994 exchange rates)            $52,022          $41,725         $31,243            $25,413       $20,473

Net income (loss)
(at 1994 exchange rates)               (804)           1,561             602                667          (741)

The following table shows selected quarterly financial data for 1998 and 1997 as previously reported in the quarterly reports on Form 10-Q.

SELECTED QUARTERLY FINANCIAL DATA
Thousands of dollars, except per-share data
------------------------------------------------------------------------------------------------------------------------------------

                                                  Sales of       Operating             Net                Income (loss) Per Share
                                                  Services     Income (loss)       Income (loss)         Basic             Diluted
1997
----
Quarter ended March 31, 1997                       $ 8,767        $  (474)           $  (576)           $   (.032)        $   (.032)
Quarter ended June 30, 1997                         10,447            762                619                 .033              .024
Quarter ended September 30, 1997                    10,231            943                742                 .040              .029
Quarter ended December 31, 1997                     11,350          1,055                803                 .090              .060

1998
----
Quarter ended March 31, 1998                       $12,321        $ 1,126            $   810            $    .035         $    .031
Quarter ended June 30, 1998                         13,226          1,121                726                 .031              .027
Quarter ended September 30, 1998                    11,413           (417)              (547)               (.023)            (.023)
Quarter ended December 31, 1998                     11,585         (1,815)(1)         (1,807)(1)            (.075)            (.075)

(1)  Includes restructuring expense of $1,291,000

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------   ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------
The following Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto.

RESULTS OF OPERATIONS

The following paragraphs discuss 1998 results as compared with 1997, and 1997 results as compared with 1996. The Company reported a net loss of $818,000 in 1998 compared to net income of $1,588,000 in 1997 and net income of $596,000 in 1996. Included in the net loss for 1998 is $1,291,000 of restructuring expense, as further discussed below.

Sales of services were $48.5 million for 1998 compared to $40.8 million for 1997 and $32.3 million for 1996. The $7.7 million increase in sales for 1998 follows the $8.5 million increase in sales for 1997 and is primarily attributable to increases in sales to large, strategic multinational accounts in all of the Company's primary markets. Contributions from new offices have added to sales increases in both periods.

The majority of the sales growth for 1998 occurred in the first half of the year and the Company reported net income for both the first and second quarters. In the second half of the year, the entire translation industry experienced adverse trading conditions resulting from volatile global economic conditions. This, coupled with the Company's decentralized and geographically focused operating structure, resulted in losses being incurred. Management responded to these market changes and the resulting losses by implementing an aggressive and fundamental reorganization of the Company's structure and operations. Included in the net loss for the year 1998 are approximately $1.3 million of costs relating to this restructuring.

Actions taken under the detailed restructuring plan include the elimination of ineffective production capacity including personnel, facilities and support costs; the elimination of non-strategic offices and redundant operations; the reorganization of sales and operations from a geographic focus to a more directed, business sector focus; and the standardization of processes and operations for increased efficiency, quality and margin improvement.

Management has also systematically addressed production capacity issues and taken action to shift internal, fixed costs to a model of outsourcing more of its production tasks. Production operations have now, to a large extent, been centralized in larger, strategic offices resulting in the elimination of redundant personnel and the duplication of efforts.

These actions position the Company for a changing business environment where there is a significant opportunity to leverage the Company's translation and localization capabilities and to expand into the broader field of global information services.

SALES OF SERVICES BY GEOGRAPHIC SEGMENT

The increases in sales volume in the first half of 1998 are a result of generally expanding needs for language-related services in an increasingly global marketplace where more businesses are entering foreign markets and becoming involved in worldwide trade. Examples of this are the computer hardware, software development and automotive industries which have significant and increasing needs for product localization services such as those provided by the Company. Also having a beneficial effect on sales levels is the Company's increasing emphasis on strategic and global accounts, focused on the development of longer-term, complex outsourcing agreements.

The Company competes on the basis of capability, quality, service and geographical proximity to clients and potential clients. The Company has opened several new offices and expanded existing offices in recent years in order to increase its market share in what management believes has been and will continue to be a growth industry.

The value of revenues and costs reported in US dollars have been impacted significantly by the effects of fluctuations in foreign currencies against the US dollar. However, the impact on net income has not been significant. This is described in more detail in Item 7A "Quantitative and Qualitative Disclosures About Market Risk".

US sales increased 14% in 1998 over 1997, and increased 35% in 1997 over 1996. There was a significant increase in the first half of 1998, but there was a decrease in the second half of 1998. The increases were due to an increase in the number and size of projects for both existing and new clients, especially localization services for companies in the computer hardware, software development and computer-based training industries. Much of this increase is due to aggressive sales and marketing efforts initiated in late 1995 and 1996 and, more recently, a strategy of targeting sales efforts at specific strategic and global accounts. The decrease in the last half of 1998 was a result of adverse global economic conditions during that period. The second half of 1998 order levels of certain major US clients dramatically decreased from the levels achieved in the first half of 1998 as a result of the impact of global business conditions on their key markets and customers resulting in project cancellations. Management expectations for the US are for a general restoration of growth in sales commencing in the first quarter of 1999, especially in the computer hardware and software development industries. However, the amount and timing of actual orders is variable.

Canada's reported sales for 1998 represented an increase over 1997 of 45%, which in turn increased 36% over 1996. The increases in sales in Canada for both 1998 and 1997 were due primarily to ongoing aggressive marketing and sales efforts and the procurement of new large long-term contracts.

In 1998, sales in Europe of $36.8 million represented approximately 61% of the Company's consolidated sales (prior to elimination of intercompany sales) and grew by $5.4 million over 1997 sales levels, or by 17% year over year. In 1998, most of the increase was the result of growth in Germany, 40% and in the Netherlands, 80%. The UK and Germany, which represent the Company's two largest markets, accounted for 71% of Europe's total sales in 1998.

In 1997, sales in Europe of $31.4 million represented approximately 63% of the Company's consolidated sales and grew by $5.7 million over 1996 sales levels, or by 22% year over year, primarily in Germany. The UK and Germany accounted for 84% of Europe's total sales in 1996. In the second quarter of 1998, the Company opened an office in Brazil (which is managed from the Company's office in Spain and is included in Europe for reporting purposes). In late 1998, an office in Sweden was opened. The new offices, along with the investments made in human and equipment resources in existing offices in recent years, are expected to help the Company grow its revenues in Europe as demand for language services in this region continues to expand.

Asia's reported sales for 1998 represented an increase over 1997 of 32% and 1997 sales increased 45% over 1996. The Company significantly expanded its Asian presence in early 1996 by opening an office in Tokyo, and in 1998 by opening an office in Thailand. The offices in China have functioned primarily as production facilities for sales made in other offices of the Company. China is now beginning to sell to local companies and contribute significantly to the growth of sales in Asia. The Company's Tokyo office has also served primarily as a production facility for sales made elsewhere in the Company, thus allowing other offices to sell to new and existing clients that have needs for Japanese language services, but it is also beginning to sell to companies in Japan.

While Japanese capacity developed in 1996 was initially underutilized and this situation continued in 1997, there was significant improvement in revenue in 1998 due to increases in customer orders for work to be produced into the major Asian languages.

In the second quarter of 1997, the Company closed its Hong Kong office as the result of declining strategic importance. The Company allowed this office to diminish before Hong Kong was returned to the control of China. Other Asian offices are now producing most of the work historically done by Hong Kong.

Management expects increased demand for Asian language services to continue. Despite the economic events in Asia in recent periods, demand for translation and localization for Asia markets from the business communities in the US and Europe remains at a relatively high level.

The Company's business can be impacted dramatically by changes in the strength of the economies of the countries in which it has a presence, and results of operations are highly influenced by general economic trends. Moreover, sales and profitability are increasingly affected by the number and size of larger and more complex multi-language projects. The Company experiences fluctuations in quarterly sales and profitability levels largely as a result of the increase or decrease in the number of such projects. Management expects this trend to continue. Nevertheless, the Company expects to be able to capture increased sales in an expanding market which is expected to result in overall long-term sales growth.

COST OF SERVICES SOLD

Cost of services sold as a percentage of sales of services has fluctuated primarily as a result of competition in the marketplace and the volume and nature of direct production costs of project sales in each year, especially large projects covering several accounting periods. In the second half of 1998, margins were negatively affected by underutilization of capacity, especially in the US and UK and a higher proportion of low margin work in certain geographic areas. In 1997 and 1996, margins were negatively affected by a shortfall in revenue from Asian languages and the high cost of operations in Japan. Management expects competitive pricing pressures to continue in the foreseeable future. The Company is continuing its efforts to control costs to offset the effects of these pricing pressures. These efforts include more effective utilization of technology on medium- to small-sized projects to improve the productivity of translators, and the development of stronger partnerships with clients to enable the Company to provide higher-margin, higher-value, solution-based services to clients.

OTHER COSTS AND EXPENSES

Selling, general and administrative expenses were $8.1 million in 1998, an increase over prior year levels. These increases were due to several factors, including the overall growth of existing offices and the opening of new offices; increased marketing and sales efforts in substantially all of the Company's markets; certain costs related to reorganizing and closing some of the Company's underperforming offices and the effect of increased corporate overhead costs related to the Company's growth.

Development costs were $730,000 in 1998 compared to $391,000 in 1997 and $226,000 in 1996. The significant increase in development costs in 1998 and in 1997 is related to the addition of personnel to support the upgrade and expansion of the Company's proprietary language translation software to meet the needs of its clients. Also included in the increase in 1998 are personnel, travel and communication costs related to the organization and initial activities of the new Language Technology Integration group. This new group is responsible for the development of a new line of services that ALPNET now offers to its clients and prospective clients. Management expects a similar level of development-related expenses in 1999 as it continues to expand the services available to its clients.

Fluctuations in the amount of goodwill amortization resulted primarily from foreign currency exchange rate fluctuations from year to year and from the Company's acquisition of CompuType in January 1997, which increased goodwill amortization by about $3,000 per month.

Net interest expense was $287,000 in 1998. Interest expense increased by $24,000 in 1998 compared to 1997 and by $125,000 in 1997 compared to 1996. The increase in interest expense in 1998 and 1997 was due to higher average balances outstanding under revolving lines of credit, caused by growth in sales and related accounts receivable and, in 1997, increases in long-term debt used to finance certain equipment purchases and a term loan obtained in January 1997 to finance a portion of the CompuType acquisition.

The US parent company and each of its subsidiaries are separate legal and taxable entities subject to the domestic or foreign taxes pertaining to operations in their respective jurisdictions. For tax purposes, the US parent company, and certain of its subsidiaries, have unused net operating losses from prior years which can be utilized to reduce future years' taxable income of the respective entities. The availability of these net operating losses is governed by applicable domestic and foreign tax rules and regulations, some of which limit the utilization of such losses due to minimum tax requirements and other provisions. Income tax expense, as presented in the Consolidated Financial Statements, represents the combined income tax expense and income tax credits of all of the entities of the Company.

After the utilization of net operating loss carryforwards, income tax expense was $546,000 in 1998, $435,000 in 1997, and $223,000 in 1996. Fluctuations in
the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization of net operating loss carryforwards in many of these jurisdictions. The US parent company has a net operating loss carryforward for US Federal tax purposes but has no net operating loss carryforwards for state income tax purposes.

Note 6 to the Consolidated Financial Statements, Income Taxes, contains additional information pertaining to the computation of income taxes as well as the Company's net operating loss carryforwards as of December 31, 1998.

LIQUIDITY AND SOURCES OF CAPITAL

In 1998, the Company had a positive cash flow from operations of approximately $400,000 compared with positive cash flows from operations in 1997 of $750,000 and in 1996 of approximately $500,000. In each of the years 1998, 1997 and 1996, the Company's investing activities consisted primarily of the acquisition of equipment needed to maintain or upgrade production capability.

Financing activities for all years included fluctuations in the amounts utilized under bank lines of credit used to finance the Company's working capital needs and changes in outstanding debt used to finance equipment purchases. Additionally, in 1997, the Company obtained a long-term loan for approximately $330,000 which was used to finance a portion of the CompuType acquisition. In July 1997, the Company obtained a mortgage with a bank in Spain for approximately $150,000 which was repaid in November 1997. In 1997 and 1996, the Company's non-cash financing activities included the conversion by certain shareholders of all outstanding shares of the Company's series B and series C Convertible Preferred Stock to Common Stock, as described in more detail in note 5 to the Consolidated Financial Statements.

At December 31, 1998, the Company's cash and cash equivalents were approximately $1.5 million, which represented a decrease of $200,000 during 1998. At December 31, 1998, the Company had working capital of approximately $3.0 million, compared to working capital of approximately $3.8 million at December 31, 1997. The increase in working capital during 1997 was primarily attributable to an increase in accounts receivable during the year, due to increased sales levels in late 1997 compared to late 1996.

The Company's primary working capital requirements relate to the funding of accounts receivable. The Company funds some of its working capital needs with credit facilities with financial institutions in the US, Canada, the UK, Germany, Spain and the Netherlands. Most of the credit facilities are secured by accounts receivable and other assets of the Company or its subsidiaries. As of December 31, 1998, the Company had unused amounts under these credit facilities of approximately $578,000.

Provided the Company operates profitably, management believes the available amounts under lines of credit combined with current working capital are sufficient to fund the Company's operations at current levels and enable the Company to grow at a modest level, without the need to seek significant new sources of capital. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as those which currently exist. In addition, the Company expects to be able to increase the maximum amounts which can be borrowed under credit facilities if the Company's sales increase and if the Company can remain profitable over the long term. Some of the financial institutions, which have loaned funds to the Company's subsidiaries under the credit facilities referred to above, have placed certain limits on the flow of cash outside the respective countries. Such limitations have not been an undue burden to the Company in the past, nor are they expected to be unduly burdensome in the foreseeable future.

The Company's only significant commitments for capital expenditures are approximately $760,000 for computer equipment and related software which will be acquired under capital leases during 1999. The total level of capital additions in 1998 increased significantly from 1997 and 1996 due to expansion of existing offices and the new offices opened. Capital expenditures in future periods are expected to vary according to the overall growth of the Company. The Company plans to acquire and place additional translation services workstations in its offices in connection with future orders from customers, as such orders are received. The Company expects to finance a certain portion of future equipment costs, with terms similar to the financing arrangements entered into in recent years.

In November 1998, the Company commenced implementation of an aggressive and fundamental reorganization of the Company's structure and operations, as discussed under Results of Operations. This reorganization had a negative effect on cash flow of approximately $327,000 through December 31, 1998. Additional negative cash flows related to this reorganization in the amount of approximately $964,000 will occur in 1999.

The Company believes it has the ability to issue additional equity securities if necessary, but does not currently have any plans to do so. In certain past years, the Company has relied on major shareholders of the Company to fund some obligations, but the Company currently has no firm commitments from, nor are there any obligations of, any such shareholders to provide any debt or equity funds to the Company. In order for the Company to fund investments beyond modest growth in operations, such as for significantly new or expanded services or product lines, additional debt or equity funds will likely be required.

Management believes that current working capital together with available lines of credit will enable the Company to meet its financial obligations during 1999. It is more difficult to assess cash flows beyond 1999, and the ability of the Company to meet its commitments without additional sources of capital is directly related to the Company's operations providing a positive cash flow. Should the Company's operations fail to provide adequate funds to enable it to meet its future financial obligations, management has the option, because of the Company's organizational structure, to cut costs by selectively eliminating operations which are not contributing to the Company financially.

Inflation has not been a significant factor in the Company's operations. Competition, however, has been and is expected to remain a major factor. To the extent permitted by competition and general economic and market conditions, the Company will pass on increased costs from inflation and operations to clients by increasing prices.

Due to prior years' operating losses, the Company and certain of its subsidiaries have net operating loss carryforwards available to offset future taxable income in the various countries in which the Company operates. As a result, the Company historically has not had income tax liabilities requiring the significant expenditure of cash. The Company expects this general trend to continue into the future for certain offices which sustained large losses in previous years. The levels of net operating losses available to offset future taxable income are generally much lower for the new offices opened in recent years.

Substantially all of the Company's deferred tax assets at December 31, 1998 and 1997 were comprised of net operating loss carryforwards for which the Company has provided allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards exist, and the specific rules and regulations governing the utilization of such losses, including the dates by which the losses must be used.

YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based upon recent assessments, the Company determined that it will be required to modify or replace the operations administration system for one of the Company's foreign subsidiaries. This system will be replaced in 1999 during the first phase of the implementation of the Company's enterprise information system. As part of the implementation of this new system, the entire accounting and information systems of the Company will be replaced. The Company's proprietary translation software system, TSS, has been Year 2000 compliant since its development in the mid-80's.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has not fully completed its assessment of all systems that could be significantly affected by the Year 2000. The Company is primarily in the business of providing services but those services are supported by the use of computer hardware and software systems in the production of a substantial portion of those services. The Company's vendors consist primarily of individual translators and other service professionals who are not expected to be materially impacted by the Year 2000 Issue. The Company is also dependent upon third party suppliers for utility services and telecommunications capabilities. The Company has its primary locations in geographically diverse locations in North America, Europe and Asia. If one of the Company's locations should be unable to operate due to the Year 2000 Issue affecting one of its third party suppliers, the Company believes that replacement services could be rendered from another of the Company's locations.

The Company has not yet completed a comprehensive study as to whether its third party suppliers are Year 2000 compliant. It is in the process of gathering information about the Year 2000 status and will continue to assess and monitor their compliance.

STATUS

Although the Company has not completed a full evaluation of all its systems, the Company has began the remediation phase and believes it is 75% complete with the information already obtained in the evaluation process. The Company expects to have all critical systems and hardware replaced before June 30, 1999. Following these replacements, the Company plans to test all equipment and software. The testing phase will be completed no later than September 30, 1999. During the period of testing the critical systems, any system or piece of equipment that is found to be non-compliant, will be retired and replaced. The Company does not expect the cost to replace such equipment to be material.

THIRD PARTIES

The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (external agents), but has not received answers to all of its queries. To date, the Company is not aware of any external agents with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion is not expected to materially impact the Company. The Company believes that it could partially compensate for the failure of external agents to comply by utilizing its operations in other geographic locations to meet the client requirements or by using alternate suppliers.

COSTS

The Company will utilize primarily internal resources to reprogram, replace, test and implement the software and operating equipment for required Year 2000 modifications. The total costs of the Year 2000 project is estimated at $200,000 and is being funded through operating cash flows. To date the Company has incurred approximately $100,000 ($30,000 expensed and $70,000 capitalized for new equipment), related to all phases of the Year 2000 project. Of the total estimated remaining project costs, approximately $40,000 is related to the replacement of the operations administration system in the Company's subsidiary. The remaining $60,000 includes approximately $30,000 for replacement equipment which will be capitalized and approximately $30,000 for testing and monitoring of remaining systems.

RISKS

Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of its Year 2000 program. In the event that the Company does not complete any additional phases, the Company's ability to produce certain orders may be negatively impacted. More importantly, disruptions resulting from Year 2000 Issues in the world economy in geographies where the Company or its clients have significant operations could adversely affect the company.

The Company may be unable to meet services commitments due to computer systems failure. The amount of potential liability, lost revenue, and damages cannot be reasonably estimated at this time.

CONTINGENCY PLANS

The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program because of the planned changes. The Company plans to reevaluate its status of completion in June 1999 and determine whether such a plan is necessary.

THE EURO

On January 1, 1999 a new currency was launched, the Euro, which is a significant step towards full European Monetary Union (EMU) whereby the national currencies of certain European sovereign states will be replaced by a single, supra-national currency in July 2002.

Currently the Euro co-exists at fixed exchange rates with existing national currencies of the eleven participating European countries. It is planned that the Euro will stimulate the economies of the EMU countries by introducing transparent pricing between countries, lower transaction costs and greater certainty of investment and trade within Europe.

Approximately 40% of the Company's revenue is located within countries adopting the Euro (Ireland, Germany, France, Spain, the Netherlands and Belgium). The impact of the Euro's introduction and future implementation is not expected to be significant to the revenue and net income of the Company.

NEW ACCOUNTING STANDARDS

Information concerning new accounting standards is presented in note 1 to the Consolidated Financial Statements included in Item 8 of this Form 10K and is incorporated herein by reference.

CAUTIONARY STATEMENT

The statements in this Management's Discussion and Analysis that are not based on historical data are forward looking, including for example, information about future sales growth in various markets in future periods; expected changes in the levels of various expenses, including income taxes; the Company's plans for future investments in new offices, services, or products; and financing plans and expectations.

Forward looking statements contained in this Management's Discussion and Analysis involve numerous risks and uncertainties that could cause actual results to be materially different from estimated or expected results. Such risks and uncertainties include, among many others, fluctuating foreign currency exchange rates, the Year 2000 Issue, changing levels of demand for the Company's services, the effect of constantly changing general economic and political conditions in all of the various countries in which the Company has operations, the impact of competitive services and pricing, uncertainties caused by clients (including the timing of projects and changes in the scope of services requested), or other risks and uncertainties that may be disclosed from time to time in future public statements or in documents filed with the Securities and Exchange Commission. As a result, no assurance can be given as to future results.

ITEM 7A - QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   --------------------------------------------------------
FOREIGN EXCHANGE RISK

The Company serves its customers from more than 31 wholly-owned offices in 16 countries. The majority of the Company's operations are located outside the US and, consequently, the Company is exposed to fluctuations of the dollar against the foreign currencies of those countries in which the Company has a substantial presence. For all of the Company's foreign subsidiaries, the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at weighted-average exchange rates prevailing during the years presented. The principal currencies to which the Company is exposed are the Canadian dollar, the British Pound, the German Mark and the Dutch Guilder.

Fluctuations against the dollar can produce significant differences in the reported value of revenues and expenses.

The following table shows a comparison of sales of services in each of the Company's significant geographic segments for 1998, 1997 and 1996, along with the effect of foreign currency exchange rate fluctuations on sales between years.

Thousands of dollars
------------------------------------------------------------------------------------------------------------------------------------
                                                  Increase (Decrease)                            Increase (Decrease)
                                                  in Sales of Services  Total                    in Sales of Services    Total
                                                         due to         1998/1997                       due to           1997/1996
                                                  Sales     Currency    Increase                 Sales      Currency     Increase
                          1998         1997       Volume    Differences (Decrease)     1996      Volume     Differences  (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
United States           $  8,497    $  7,476    $  1,021                $  1,021    $  5,521    $  1,955                $  1,955
Canada                     9,503       6,535       3,676    $   (708)      2,968       4,802       1,851    $   (118)      1,733
Europe                    36,805      31,409       5,525        (129)      5,396      25,713       7,666      (1,970)      5,696
Asia                       5,776       4,366       2,038        (628)      1,410       3,008       1,718        (360)      1,358
Eliminations             (12,036)     (8,991)     (3,525)        480      (3,045)     (6,706)     (3,179)        894      (2,285)
------------------------------------------------------------------------------------------------------------------------------------

TOTAL SALES             $ 48,545    $ 40,795    $  8,735    $   (985)   $  7,750    $ 32,338    $ 10,011    $ (1,554)   $  8,457
------------------------------------------------------------------------------------------------------------------------------------


The revenue mix of the Company's operations and the effect of foreign currency exchange rate fluctuations on costs and expenses mitigate the consolidated net income impact. For revenues in the US which are produced outside of the US, any weakening of the US dollar against a particular country's currency reduces the amount of net income reported in US dollars. Conversely, the same weakening of the dollar generates an offsetting increase in the dollar value of profits arising from revenues within that country. This natural currency effect reduces the net foreign exchange risk to the Company.

The Company has not historically experienced significant differences in net income as a result of fluctuations in foreign currencies. The Company does not currently use any financial instruments to manage or hedge foreign exchange risk either for trading or other purposes. The revenue mix and currency trends are monitored on an ongoing basis to identify any changes that might significantly affect the Company's net results.

The translation of foreign denominated assets and liabilities at year-end exchange rates results in an unrealized foreign currency translation adjustment recorded as a separate component of shareholders' equity. The 1998 foreign currency adjustment to shareholders' equity was positive $283,000 compared to a negative $851,000 in 1997. As of December 31, 1998, the cumulative net effect to the Company of the equity adjustment from movements in foreign currency exchange rates was a reduction of $1.8 million in shareholders' equity. A significant portion of the cumulative foreign currency adjustment relates to changes in the carrying value of goodwill, which is denominated entirely in foreign currencies.

INTEREST RATE RISK

The Company obtains part of its working capital requirements from notes payable to banks which all provide for interest at variable rates linked to base interest rates. If base interest rates increase the Company is potentially exposed to higher interest expense. This would be partially offset by higher interest income on cash balances.

The majority of the Company's notes payable to banks are denominated in foreign currencies and any increases in the respective interest rates will normally be offset by correspondingly weakened exchange rates translating the increased interest expense reported into fewer US dollars. If US base rates increase, the increase in US interest expense will again normally be reduced by the consequent strengthening of the dollar reducing the reported interest expense on the foreign denominated notes. Thus any unilateral changes in the interest rates in any of the countries where the Company has a significant amount of debt will be offset by natural exchange rate adjustments such that there is no material impact on the level of net interest expense reported. If all or a majority of the interest rates increase in the countries in which the Company has significant amounts of debt, there would be a risk of increase in the amount of interest expense reported. In the opinion of management such a general increase is unlikely.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------  -------------------------------------------

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

                                                                  December 31
Thousands of dollars                                            1998        1997
--------------------------------------------------------------------------------
Assets

Current assets:
   Cash and cash equivalents                                 $ 1,499     $ 1,711
   Trade accounts receivable, less allowance of
       $424 in 1998 and $338 in 1997                          10,124       9,772
   Work-in-process                                             1,675       1,040
   Prepaid expenses and other                                    636         747
                                                             -------------------

Total current assets                                          13,934      13,270

Property, equipment and leasehold improvements:
   Office facilities and leasehold improvements                  258         226
   Equipment                                                   6,634       5,003
                                                             -------------------

                                                               6,892       5,229
   Less accumulated depreciation and
       amortization                                            4,133       3,402
                                                             -------------------

Net property, equipment and leasehold improvements             2,759       1,827

Other assets:
   Goodwill, less accumulated amortization of
       $4,025 in 1998 and $3,544 in 1997                       5,428       5,698
   Other                                                         302         245
                                                             -------------------

Total other assets                                             5,730       5,943
                                                             -------------------

Total assets                                                 $22,423     $21,040
                                                             ===================

ALPNET, INC. AND SUBSIDIARIES

                                                                 December 31
Thousands of dollars and shares                               1998          1997
--------------------------------------------------------------------------------
Liabilities and shareholders' equity

Current liabilities:
   Notes payable to banks                                 $  3,631     $  3,037
   Accounts payable                                          2,671        2,338
   Accrued payroll and related benefits                      1,222        1,187
   Other accrued expenses                                    2,110        1,354
   Deferred revenue                                            189          732
   Income taxes payable                                        724          462
   Current portion of long-term debt                           400          350
                                                          ----------------------

Total current liabilities                                   10,947        9,460

Long-term debt, less current portion                           454          489

Commitments and contingencies

Shareholders' equity:
   Convertible Preferred Stock, no par value;
       authorized 2,000 shares; issued
       and outstanding 87 shares in 1998 and 1997              242          242
   Common Stock, no par value; authorized
       40,000 shares; issued and outstanding
       24,287 shares in 1998 and 23,293
       shares in 1997                                       42,546       42,080
   Accumulated deficit                                     (29,963)     (29,145)
   Accumulated other comprehensive income                   (1,803)      (2,086)
                                                          ----------------------

Total shareholders' equity                                  11,022       11,091
                                                          ----------------------

Total liabilities and shareholders' equity                $ 22,423     $ 21,040
                                                          ======================



See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                        Year Ended December 31
Thousands of dollars and shares                       1998        1997       1996
---------------------------------------------------------------------------------
Sales of services                                 $ 48,545    $ 40,795   $ 32,338

Operating expenses:
   Cost of services sold                            38,058      30,927     25,256
   Selling, general and administrative expenses      8,060       6,798      5,539
   Development costs                                   730         391        226
   Amortization of goodwill                            391         393        360
   Restructuring expenses                            1,291
                                                  -------------------------------

Total operating expenses                            48,530      38,509     31,381
                                                  -------------------------------

Operating income                                        15       2,286        957

Interest expense, net                                  287         263        138
                                                  -------------------------------

Income (loss) before income taxes                     (272)      2,023        819

Income taxes                                           546         435        223
                                                  -------------------------------

Net income (loss)                                 $   (818)   $  1,588   $    596
                                                  ===============================

Income (loss) per share - basic                   $   (.03)   $    .09   $    .04
                                                  ===============================

Income (loss) per share - assuming dilution       $   (.03)   $    .06   $    .02
                                                  ===============================



See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

                                                                                                 Accumulated
                                                                                                    Other              Comprehensive
                                           Preferred Stock       Common Stock      Accumulated  Comprehensive             Income
Thousands of dollars and shares           Shares     Amount    Shares      Amount    Deficit       Income        Total     (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1996               1,131    $  3,127    16,199    $ 38,954   $(31,329)     $ (1,421)   $  9,331
   Conversion of Preferred Stock to
       Common Stock                        (412)     (1,032)    1,235       1,032
   Exercise of stock options                                      449          22                                   22
   Adjustment to guarantee liability                                          220                                  220
   Net income                                                                            596                       596   $    596
   Foreign currency translation adjustment                                                             186         186        186
                                          ------------------------------------------------------------------------------------------

Balances at December 31, 1996               719       2,095    17,883      40,228    (30,733)       (1,235)     10,355   $    782
   Conversion of Preferred Stock to                                                                                      ===========
        Common Stock                       (632)     (1,853)    5,401       1,845                                   (8)
   Exercise of stock options                                        9           7                                    7
   Net income                                                                          1,588                     1,588   $  1,588
   Foreign currency translation adjustment                                                            (851)       (851)      (851)
                                          ------------------------------------------------------------------------------------------

Balances at December 31, 1997                87         242    23,293      42,080    (29,145)       (2,086)     11,091   $    737
   Exercise of stock options (net)                                994         466                                  466   ===========
   Net loss                                                                             (818)                     (818)  $   (818)
   Foreign currency translation adjustment                                                             283         283        283
                                          ------------------------------------------------------------------------------------------

Balances at December 31, 1998                87    $    242    24,287    $ 42,546   $(29,963)     $ (1,803)   $ 11,022   $   (535)
                                          ==========================================================================================


See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                     Year Ended December 31
Thousands of dollars                                                1998      1997       1996
---------------------------------------------------------------------------------------------
Operating activities:
   Net income (loss)                                            $  (818)   $ 1,588    $   596
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization of property, equipment
            and leasehold improvements                              897        669        463
         Amortization of goodwill                                   391        393        360
         Net gain on disposal of property                                      (78)
         Other                                                      (27)         8       (178)
         Changes in operating assets and liabilities:
            Trade accounts receivable                              (257)    (3,541)    (1,475)
            Accounts payable and accrued expenses                 1,018      1,375        880
            Work-in-process                                        (636)      (558)      (129)
            Income tax payable                                      273        393         18
            Deferred revenue                                       (547)       362        138
            Other                                                   116        142       (187)
                                                                -----------------------------
Net cash provided by operating activities                           410        753        486

Investing activities:
   Purchase of property, equipment and leasehold improvements    (1,766)      (863)    (1,403)
   Payment for acquisition, net of cash acquired                              (508)
   Proceeds from sale of property                                              213
                                                                -----------------------------
Net cash used in investing activities                            (1,766)    (1,158)    (1,403)

Financing activities:
   Proceeds from notes payable to banks                           1,061        835        795
   Principal payments on notes payable to banks                    (447)       (58)       (71)
   Proceeds from long-term debt                                     441        811        294
   Principal payments on long-term debt                            (430)      (433)      (137)
   Proceeds from exercise of stock options                          466          7         22
                                                                -----------------------------
Net cash provided by financing activities                         1,091      1,162        903

Effect of exchange rate changes on cash                              53        (80)        15
                                                                -----------------------------

Net (decrease) increase in cash and cash equivalents               (212)       677          1

Cash and cash equivalents at beginning of year                    1,711      1,034      1,033
                                                                -----------------------------

Cash and cash equivalents at end of year                        $ 1,499    $ 1,711    $ 1,034
                                                                =============================

Cash paid during the year for:
   Interest                                                     $   281    $   261    $   139
   Income taxes                                                     275         46        199


See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1998


1.   Significant Accounting Policies

Nature of Operations

ALPNET, Inc. (the "Company") is a United States publicly-owned multinational corporation. The Company provides services and solutions in the global information services sector to businesses engaged in international trade. These services include translation, software localization, information development and content creation. ALPNET also provides a range of information consultancy services which include information analysis, development of information strategies, advice on information standards, and benchmarking and evaluation of available language products including information and document management systems, authoring and translation tools, publishing software and browsers. The principal markets for the Company's services are North America, Europe, and Asia.

Principles of Consolidation

The consolidated financial statements include the accounts of ALPNET, Inc. and its wholly-owned subsidiaries or branches located in the United States, Canada, Brazil, United Kingdom, Ireland, Germany, France, Spain, the Netherlands, Belgium, Sweden, Singapore, Korea, China, Japan and Thailand. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Collateral is not required for receivables from clients and allowances are provided for uncollectible accounts.

Stock Options

The Company accounts for stock options using the intrinsic value method and provides pro forma footnote disclosure of the impact of using the fair value method.

Income (Loss) Per Share

The Company presents basic and diluted income (loss) per share on the face of the consolidated statements of operations. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the accounting period excluding any dilutive effects of options and convertible securities. Diluted income (loss) per share includes the potential dilution as a result of stock options and convertible securities.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the 1998 presentation.

New Accounting Standards

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. FAS 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Accumulated other comprehensive income is entirely accumulated foreign currency translation adjustments.

Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 requires public companies to report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance. The Company operates in one segment, global information services. Within this segment, the Company also evaluates its performance by significant geographic regions.

During 1998, No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") was issued which requires the Company to record all derivative instruments as assets or liabilities, measured at fair value. The Company will adopt FAS 133 in the third quarter of 1999. It is not anticipated that the adoption of this statement will have a material affect on the financial statements of the Company.

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


       Thousands of dollars                       1998         1997        1996
-------------------------------------------------------------------------------
       Net external sales:
           United States                      $  8,037     $  6,845    $  4,770
           Canada                                8,668        6,015       4,414
           Europe                               29,355       26,133      22,260
           Asia                                  2,485        1,802         894
                                              ---------------------------------
                                              $ 48,545     $ 40,795    $ 32,338
                                              =================================

       Intercompany sales:
           United States                      $    460     $    631    $    751
           Canada                                  835          520         388
           Europe                                7,450        5,276       3,454
           Asia                                  3,291        2,564       2,113
                                              ---------------------------------
                                              $ 12,036     $  8,991    $  6,706
                                              =================================

       Income (loss) before income taxes:
           United States                      $   (564)    $    493    $    598
           Canada                                  464          199         154
           Europe                                 (375)       1,250         603
           Asia                                    203           81        (536)
                                              ---------------------------------
                                              $   (272)    $  2,023    $    819
                                              =================================

       Identifiable assets:
           United States                      $  1,795     $  2,989    $  2,077
           Canada                                4,252        2,682       2,067
           Europe                               13,290       13,209      11,564
           Asia                                  3,086        2,160       1,559
                                              ---------------------------------
                                              $ 22,423     $ 21,040    $ 17,267
                                              =================================

       Depreciation and amortization:
           United States                      $    237     $    173    $     87
           Canada                                  101           72          60
           Europe                                  794          686         583
           Asia                                    156          131          93
                                              ---------------------------------
                                              $  1,288     $  1,062    $    823
                                              =================================

       Interest expense(income):
           United States                      $     62     $     40    $     (7)
           Canada                                   47           38          20
           Europe                                  180          185         125
           Asia                                     (2)
                                              ---------------------------------
                                              $    287     $    263    $    138
                                              =================================

Net external sales and total identifiable assets from the Company's UK office accounted for $10,684, $12,972, $12,237, and $5,786, $6,894, and $6,182 for the
years ended December 31, 1998, 1997, and 1996 respectively. The Company's Germany office accounted for net external sales and total identifiable assets of $12,782, $9,119, $7,829, and $3,871, $3,304, and $3,126, for the years ended
December 31, 1998, 1997, and 1996 respectively.

Sales to a single client in the computer industry accounted for 5%, 11% and 16% of total revenues in 1998, 1997 and 1996, respectively. No other client accounted for more than 10% of revenues in any year.

3.   Restructuring

In response to volatile global market conditions, the Company implemented a reorganization of the Company's structure and operations in November 1998. The reorganization plan includes centralization of production operations, elimination of production capacity including personnel, facilities and other support costs and reorganization of the sales function.

Restructuring charges against income in 1998 totaled $1,291,000 and include costs for management, production and other administrative personnel reductions, closure of offices and other costs. Severance and other personnel reduction costs relate to 82 employees and total $893,000, of which $327,000 was paid for 60 employees as of December 31, 1998. Lease termination and other office closure costs total $398,000, none of which was paid at December 31, 1998. The remaining costs totaling $964,000 are accrued at December 31, 1998.

4.   Borrowings

Notes Payable to Banks

Notes payable to banks consisted of the following at December 31:

                                                                         Interest
        Thousands of dollars                                                Rate
                                                                            1998         1998         1997
----------------------------------------------------------------------------------------------------------=
        Credit facility with a US financial institution                     8.1%      $   638      $   482
        Credit facility with a Canadian bank                                7.8%        1,189          553
        Credit facilities with a UK bank                                    9.3%        1,472        1,422
        Credit facility with a German bank                                  8.8%          197          439
        Unsecured credit facility with another German bank                  8.8%                        82
        Credit facility with a Spanish bank                                 7.0%           59           59
        Credit facility with a Netherlands bank                             5.0%           76
                                                                                       -------------------
                                                                                       $3,631       $3,037
                                                                                       ===================


All of the Company's credit facilities have variable interest rates. The interest percentages shown are the actual rates at December 31, 1998. The weighted average interest rate on notes payable to banks was 8.4% at December 31, 1998 and 9.1% at December 31, 1997. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as currently exist. Occasionally, amounts borrowed under credit facilities are allowed to exceed maximum limits for short periods of time. Due to the short-term nature of these notes, carrying values at December 31, 1998 are considered to approximate fair values.

The credit facility with the US financial institution is collateralized by US-based accounts receivable, has a maximum limit of $1,000,000 at December 31, 1998, and must not exceed 80% of US accounts receivable.

The credit facility with the Canadian bank is collateralized by the accounts receivable of the Canadian subsidiary and is guaranteed by the Company. There is a maximum limit of Canadian $1,500,000 (approximately $981,000) at December 31, 1998, and intercompany debts have been subordinated to the bank. Subsequent to year-end, the facility was increased to Canadian $2,000,000 (approximately $1,310,000).

The credit facilities with the UK bank are collateralized by the assets of the UK subsidiaries and are guaranteed by the Company. There is a maximum limit of (pound)900,000 (approximately $1,500,000) at December 31, 1998, and intercompany debts have been subordinated to the bank. The bank requires the primary UK operating company to maintain net equity of (pound)750,000 (approximately $1,240,000) and a 2.25:1 ratio of accounts receivable to outstanding borrowings.

The secured credit facility with a German bank is collateralized by the accounts receivable of the German subsidiary and DM 400,000 (approximately $240,000) is guaranteed by the Company. There is a maximum limit of DM 900,000 (approximately $539,000) at December 31, 1998. Intercompany debts have been subordinated to the bank. The unsecured credit facility with another German bank has a maximum limit of DM 200,000 (approximately $120,000) at December 31, 1998.

The credit facility with the Spanish bank is guaranteed by the UK subsidiary and has a maximum limit of PTS 9.2 million (approximately $60,000) at December 31, 1998.

The credit facility with the Netherlands Bank has a maximum limit of Guilders 75,000 (approximately $40,000) including office lease guarantees. At December 31, 1998 the bank permitted a temporary increase of the limit collateralized by accounts receivable.

As of December 31, 1998, the Company had unused amounts under these credit facilities of approximately $578,000.

Long-Term Debt

Long-term debt consisted of the following at December 31:

       Thousands of dollars                                                         1998            1997
--------------------------------------------------------------------------------------------------------
       Term loan with a bank in the UK, payable in monthly installments of approximately $6 plus interest through January 2002,
           interest at 10%                                                          $210            $278
       Term loans with a bank in Canada, payable in monthly installments of approximately $6 plus interest through May 2001,
           interest at 8%                                                            160              61
       Capital lease obligations to financial institutions due at various dates through 2002, secured by certain equipment,
           interest at 4% to 14%.                                                    466             450
       Unsecured note payable to the former owner of the Company's German subsidiary, due in monthly installments of approximately $3 plus
           interest through June 1999, interest at 8%                                 18              50
                                                                                    --------------------
                                                                                     854             839
       Less current portion                                                          400             350
                                                                                    --------------------
                                                                                    $454            $489
                                                                                    ====================


The aggregate maturities of long-term debt as of December 31, 1998 were as follows:

                                                                                  Capital
                                                                                   Lease        Long-Term
       Thousands of dollars                                                     Obligations       Debt
---------------------------------------------------------------------------------------------------------
       Year Ending December 31
                  1999                                                              $286            $153
                  2000                                                               163             123
                  2001                                                                73             106
                  2002                                                                 6               6
                                                                                --------         -------
                                                                                     528            $388
       Less amount representing imputed interest                                      62         =======
                                                                                --------
       Present value of net minimum capital lease payments                           466
       Less current portion of capital lease obligations                             247
                                                                                --------
       Capital lease obligations, less current portion                              $219
                                                                                ========

Based on a discounted cash flow analysis, the carrying values of long-term debt at December 31, 1998 are considered to approximate their fair values.

At December 31, 1998 and 1997, the gross amount of equipment recorded under capital leases was $897,000 and $826,000 respectively. Accumulated amortization on these assets at December 31, 1998 and 1997 was $335,000 and $337,000 respectively. At the expiration of the lease terms which run from 36 to 60 months, ALPNET will own the equipment.

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

In 1996, the Company issued 1,235,292 shares of Common Stock upon conversion of 411,764 shares of series B Convertible Preferred Stock. In March 1997, the Company issued 652,035 shares of Common Stock upon conversion of 47,647 shares of series B Convertible Preferred Stock and 56,566 shares of series C Convertible Preferred Stock. In December 1997, the Company issued 4,749,219 shares of Common Stock upon conversion of 527,691 shares of series C Convertible Preferred Stock. As of December 31, 1998, only shares of series D Convertible Preferred Stock remain outstanding.

In 1994, the Company entered into a "financial monitoring agreement" with its largest shareholder which requires the Company, among other things, to obtain prior approval for major financing transactions, significant asset purchases or sale of a major portion of the Company's assets. The Company is currently prohibited from paying dividends under Utah corporate law.

Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income
(loss) per share.

        Thousands of dollars and shares                    1998               1997             1996
---------------------------------------------------------------------------------------------------
        Numerator:
            Numerator for basic and diluted income
              (loss) per share - net income (loss)     $   (818)            $1,588             $596
                                                       ============================================

        Denominator:
            Denominator for basic income (loss)
                per share - weighted-average shares      23,838             18,449           16,659

            Effect of dilutive securities:
                Convertible Preferred Stock                                  5,623            7,234
                Employee stock options                                       1,604            2,025
                                                       --------------------------------------------
            Dilutive potential common shares                                 7,227            9,259
                                                       --------------------------------------------

        Denominator for diluted income per
                 share - adjusted weighted-average
                 shares and assumed conversions          23,838             25,676           25,918
                                                       ============================================

        Income (loss) per share - basic                   $(.03)              $.09             $.04
                                                       ============================================

        Income (loss) per share - diluted                 $(.03)              $.06             $.02
                                                       ============================================


Stock Options

As of December 31, 1998, the Company had two stock option plans: a non-statutory stock option plan and an executive stock option plan. At December 31, 1998, a total of 5,102,323 shares of the Company's authorized Common Stock were reserved for ultimate issuance under the two plans (the "Option Plans"), of which 1,214,331 shares have been issued. The Company has granted non-qualified stock options to employees, officers, and independent members of the Board of Directors under the Option Plans.

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

The Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its Option Plans. The alternative fair value method of accounting prescribed by Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options, as discussed below. Accordingly, under APB 25, no compensation expense has been recognized for stock option grants because the exercise price of stock options equals or exceeds the market price of the Company's Common Stock on the date of grant.

If the Company had elected to account for options granted in 1998, 1997 and 1996 based on their fair value, as prescribed by FAS 123, net income and income per share would have been reduced to the pro forma amounts shown in the table below. All income per share amounts have been restated as required to comply with FAS 128.

            Thousands of dollars                             1998               1997             1996
------------------------------------------------------------------------------------------------------
            Net income (loss):
                      - reported                          $  (818)            $1,588             $596
                      - pro forma                          (1,414)             1,342              392

            Basic net income (loss) per share:
                      - reported                             (.03)               .09              .04
                      - pro forma                            (.06)               .07              .02

           Diluted net income (loss) per share:
                      - reported                             (.03)               .06              .02
                      - pro forma                            (.06)               .05              .02

The fair value of each stock option grant was determined using the Black-Scholes option pricing model and the following assumptions: expected stock price volatility of .8 to 1.0, risk-free interest rate of 6%, weighted average expected option lives ranging from three to four years, and no dividends. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of stock options. The method of accounting for stock options as defined by FAS 123 has not been applied to options granted prior to January 1, 1996, and therefore the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The following table is a summary of activity for the Company's Option Plans for the years ended December 31:

                                                          1998                         1997                        1996
                                               -------------------------   ---------------------------  ----------------------------
                                                        Weighted-Average             Weighted-Average             Weighted-Average
     Thousands of shares                        Shares   Exercise Price    Shares     Exercise Price    Shares     Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                3,547         $  .96        3,327         $  .83         3,271         $  .80
  Granted                                         511           3.06        1,175           1.35           112           1.82
  Canceled                                       (233)          1.51         (946)          1.00           (29)           .99
  Exercised                                    (1,017)           .55           (9)            77           (27)           .81
                                               ------                      ------                       ------
Outstanding at end of year                      2,808         $ 1.44        3,547         $  .96         3,327         $  .83
                                               ======                      ======                       ======
Exercisable at end of year                        236         $ 1.02          144         $  .99           103         $  .88
                                               ======                      ======                       ======

Weighted average fair value
  of options granted during
  the year                                     $ 2.15                      $  .77                       $ 1.18
                                               ======                      ======                       ======

The following table summarizes information about stock options outstanding at December 31, 1998:

     Thousands of shares                    Options Outstanding                     Options Exercisable
----------------------------------------------------------------------------------------------------------------------------

                       Number                    Weighted                                  Number
                    Outstanding                  Average               Weighted          Exercisable           Weighted
     Range of         as of                     Remaining               Average              as of              Average
Exercise Prices    December 31, 1998    Contractual Life in Years    Exercise Price    December 31, 1998      Exercise Price
----------------------------------------------------------------------------------------------------------------------------
  $ .44 - $ .75           744                       1.63                 $  .72                  108             $  .56
  $1.08 - $1.41         1,008                       1.82                  $1.14                   42              $1.14
  $1.44 - $1.67           690                       4.26                  $1.49                   75              $1.44
  $2.19 - $4.53           366                       5.32                  $3.63                   11              $2.71

6.   Income Taxes

The Company files a consolidated US Federal income tax return which includes all domestic operations. Tax returns for states within the US and for foreign subsidiaries are filed in accordance with applicable laws. The following summarizes for income tax purposes, the domestic and foreign components of income (loss) before income taxes for the year ended December 31:

      Thousands of dollars            1998                  1997                  1996
---------------------------------------------------------------------------------------
      Domestic                      $ 1,396              $ 2,444                $ 1,887
      Foreign                        (1,668)                (421)                (1,068)
                                    ---------------------------------------------------
                                    $  (272)             $ 2,023                $   819
                                    ===================================================


Income tax expense, including the effect of net operating loss carryforwards, consisted of the following for the year ended December 31:

      Thousands of dollars                               1998                  1997                  1996
---------------------------------------------------------------------------------------------------------
      Current income tax expense:
          Domestic income taxes:
            Federal                                                            $ 50                  $ 20
            State                                        $  2                   100                    70
         Foreign income taxes                             544                   285                   133
                                                         ------------------------------------------------
      Total income tax expense                           $546                  $435                  $223
                                                         ================================================

Income tax expense varied from the expected statutory domestic federal income tax amount as follows for the year ended December 31:

     Thousands of dollars                           1998        1997        1996
--------------------------------------------------------------------------------


      Tax expense on consolidated
        income computed at the
        domestic statutory federal income
        tax rate                                   $ (95)      $ 708       $ 287
      Effect of foreign losses on the
         computation of tax expense
         at domestic statutory rates                 813         480         478
     Utilization of US net operating
        losses from prior year                                  (805)       (640)
     Effect of stock option exercise
         deduction                                  (346)
      Utilization of foreign net operating
         losses from prior years                                (185)        (58)
      Domestic state income taxes                      2         100          70
      Other                                          172         137          86
                                                   -----------------------------
          Reported income tax expense              $ 546       $ 435       $ 223
                                                   =============================


The approximate tax effect of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows for the year ended December 31:

       Thousands of dollars                      1998         1997         1996
-------------------------------------------------------------------------------
      Deferred tax assets:
        Net operating loss carryforwards      $ 7,100      $ 6,600      $ 7,400
        Tax credit carryforwards                  250          350          400
        Other                                     100          100          200
                                              ---------------------------------
           Total deferred tax assets            7,450        7,050        8,000
           Less valuation allowances           (7,350)      (6,950)      (7,800)
                                              ---------------------------------
      Net deferred tax assets                 $   100      $   100      $   200
                                              =================================
      Total deferred tax liabilities          $   100      $   100      $   200
                                              =================================


Due to prior years' operating losses, the Company and certain of its subsidiaries have net operating loss carryforwards available to offset future taxable income in the various countries in which the Company operates. The US parent company has no net operating loss carryforwards for state income tax purposes. The Company has approximately $250,000 of general business tax credit carryforwards available to offset future US federal income taxes which expire in 1999 through 2001.

The following table summarizes by geographic region the significant available operating loss carryforwards and the related expiration dates.

                                          Operating
                                             Loss                    Expiration
      Thousands of dollars               Carryforwards                 Dates
--------------------------------------------------------------------------------------------------------
      United States                           $13,600                  1999 through 2003
      Canada                                      850            1999 through indefinite
      Europe                                    5,200            1999 through indefinite
      Asia                                      1,350                  1999 through 2002

7.   Commitments and Contingencies

Operating Leases

All of the Company's office space and various equipment is rented under leases which are classified as operating leases. These leases have remaining terms of up to 16 years. Certain of the leases for office space contain renewal options and adjustment clauses based on consumer price indices. Total rental expense for all operating leases was approximately $2.4 million in 1998, $2.2 million in 1997 and $1.6 million in 1996. Certain office space is subleased pursuant to a contract expiring in 1999, with various renewal options. Total sublease rental income was approximately $79,000 in 1998, $96,000 in 1997 and $80,000 in 1996.

At December 31, 1998, future minimum payments under noncancelable operating leases with initial terms of one year or more and future sublease income under noncancelable subleases with initial terms of one year or more, are as follows:

                                                         Lease                   Sublease
          Thousands of dollars                          Payments                  Income
-------------------------------------------------------------------------------------------------------------------
          Year ending December 31
                 1999                                    $ 1,907                  $  36
                 2000                                      1,504
                 2001                                      1,218
                 2002                                        814
                 2003                                        608
                 Thereafter                                4,226
                                                         ------------------------------
          Total minimum lease payments                   $10,277                  $  36
                                                         ==============================


Employee Benefit Plans

ALPNET, Inc. has a contributory profit sharing plan ("Plan") which is designed to meet the requirements for qualification under Section 401(k) of the US Internal Revenue Code. Under this provision, contributions by US employees are excluded from their taxable income. The Plan provides retirement benefits for US employees meeting certain eligibility requirements.

Certain of the Company's subsidiaries have defined contribution plans which cover substantially all of their employees. Contributions are based upon percentages of participating employees' compensation.

The cost of all of these plans was approximately $180,000 in 1998, $109,000 in 1997, and $79,000 in 1996.

Contingent Liabilities

In 1997, the Company's French subsidiary terminated certain of its employees, some of whom initiated immediate legal actions in the French legal system which handles employment-related matters. Subsequently, other former employees initiated similar actions. In 1996, approximately $50,000 of statutorily-required costs related to the 1997 terminations were expensed. In 1997, primarily in the fourth quarter, an additional $220,000 was expensed related to the legal actions taken by specific employees, and approximately $55,000 remains accrued at December 31, 1998.

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

On February 23, 1998, the Company was named as one of several defendants in three actions. In these actions, each of the named plaintiffs, all of whom are German nationals, seek to recover monetary damages, in amounts to be proven at trial, including punitive damages, interest, and costs, allegedly sustained as a result of securities transactions the plaintiffs entered into with several of the other named defendants. The Company intends to vigorously defend the lawsuits. No expense has been accrued in the financial statements for these actions, however, legal costs have been expensed as incurred.

Commitments

The Company has committed to purchase approximately $760,000 of software and related equipment during 1999.

8. Related Party Transaction

As of December 31, 1998, the Company has a $34,000 unsecured promissory note receivable, bearing interest at prime plus 3%, from an officer and director of the Company. The note balance was $44,700 at December 31, 1997 and $56,600 at December 31, 1996.

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
ALPNET, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of ALPNET, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of ALPNET Canada Inc., a subsidiary of ALPNET, Inc., which statements reflect total assets constituting 19% as of December 31, 1998 and 13% as of December 31, 1997, and total revenues constituting 18% in 1998, 15% in 1997 and 14% in 1996 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for ALPNET Canada Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ALPNET, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                 ERNST & YOUNG LLP


Salt Lake City, Utah
March 5, 1999

ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------
None.


                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------
The information with respect to directors required by Item 10 of Form 10-K is presented in the section titled "Information About Directors and Nominees for Director" in the Company's definitive Proxy Statement dated March 30, 1999 and is incorporated herein by reference. The information with respect to Executive Officers is presented in the section titled "Information About Directors and Nominees for Director" in the Company's definitive Proxy Statement dated March 30, 1999 and is incorporated herein by reference. The information with respect to other significant employees is presented in the section titled "Certain Significant Employees" in the Company's definitive Proxy Statement dated March 30, 1999 and is incorporated herein by reference.


ITEM 11:  EXECUTIVE COMPENSATION
-------   ----------------------
Information required by Item 11 of Form 10-K is presented in the sections titled "Compensation of Directors," "Executive Compensation and Related Information" and "Compensation Pursuant to Plans" in the Company's definitive Proxy Statement dated March 30, 1999 and is incorporated herein by reference.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   --------------------------------------------------------------
Information required by Item 12 of Form 10-K is presented in the sections titled "Principal Shareholders" and "Information About Directors and Nominees for Director" in the Company's definitive Proxy Statement dated March 30, 1999 and is incorporated herein by reference.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------
Information required by Item 13 of Form 10-K is presented in the section titled "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement dated March 30, 1999 and is incorporated herein by reference.

                                     PART IV

ITEM 14:     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       (1)  FINANCIAL STATEMENTS:
               --------------------
          The financial statements are included in Item 8, Financial Statements and Supplementary Data, as listed in the following index:

          Index to Consolidated Financial Statements:                                                        Page
                                                                                                             ----
          Consolidated  Financial Statements:
           Balance Sheets as of December 31, 1998 and 1997................................................    21
           Statements of Operations for the years ended December 31, 1998, 1997 and 1996..................    23
           Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996........    24
           Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996..................    25
           Notes to Consolidated Financial Statements.....................................................    26
          Report of Independent Auditors..................................................................    38


          (2)  FINANCIAL STATEMENT SCHEDULES:
               -----------------------------
          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions and therefore have been omitted, or are not presented because the information required is included in the financial statements or notes thereto.


          (3)  LISTING OF EXHIBITS:
               -------------------

          Exhibit                                                                                       Filing
            No.       Description                                                                       Status
-------------------------------------------------------------------------------------------------------------------
            3.1       Restated Articles of Incorporation, as Amended                                       (ii)
            3.2       By-Laws                                                                              (iv)
            4.1       Specimen Series D Preferred Stock Certificate                                        (ii)
           10.1       Stock Purchase Agreement between ALPNET, Inc. and Benitex A.G.
                         dated 1 July 1993, with Exhibits                                                   (i)
           10.2       Debt Conversion Agreement dated 17 August 1995 between
                         Michael F. Eichner and ALPNET, Inc.                                               (ii)
           10.3       Stock Purchase and Sale Agreement dated 20 October 1995 between
                         ALPNET, Inc. and Jaap van der Meer                                                (ii)
           10.4       Financial Monitoring Agreement dated 31 March 1994 between
                         H.F. Boeckmann, II and ALPNET, Inc.                                              (iii)
           10.5       First Amendment to Financial Monitoring Agreement dated
                         15 September 1995 between H.F. Boeckmann, II and ALPNET, Inc.                    (iii)
           10.6       Second Amendment to Financial Monitoring Agreement dated 22 November 1997
                           between H.F. Boeckmann, II and ALPNET, Inc.                                     (vi)
           10.7       Specimen Executive Stock Option Agreement dated 17 August 1995                      (iii)
           21         Subsidiaries of Registrant                                                            (v)
           23.1       Consent of Ernst & Young LLP, Independent Auditors                                  (vii)
           23.2       Consent of Richter, Usher & Vineberg, Independent Auditors for ALPNET Canada Inc.   (vii)
           23.3       Consent of Friedman & Friedman, Independent Auditors for ALPNET Canada Inc.         (vii)
           27         Financial Data Schedule                                                             (vii)
           99.1       Opinion of Richter, Usher & Vineberg, Independent Auditors for ALPNET Canada Inc.   (vii)
           99.2       Opinion of Friedman & Friedman, Independent Auditors for ALPNET Canada Inc.         (vii)

----------
          (i) Previously filed on March 30, 1994 as an Exhibit to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

          (ii) Previously filed on November 13, 1995 as an Exhibit to Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.

         (iii) Previously filed on March 28, 1996 as an Exhibit to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

          (iv) Previously filed on August 13, 1996 as an Exhibit to Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.

          (v) Previously filed on November 12, 1998 as an Exhibit to Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

          (vi) Previously filed on March 30, 1998 as an Exhibit to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

         (vii) Filed herewith.

(b)  EXHIBITS:
     --------

     The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(3) above.

(c)  FINANCIAL STATEMENT SCHEDULES:
     -----------------------------

     The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(2) above.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


         ALPNET, INC.

                                 By:         \s\ Jaap van der Meer
                                         ---------------------------------------
                                          Jaap van der Meer, President and CEO

                                 Date:             25 March 1999
                                         ---------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   \s\ Michael F. Eichner                                     25 March 1999
------------------------------------                    ------------------------
Michael F. Eichner
Chairman of the Board of Directors

   \s\ Jaap van der Meer                                      25 March 1999
------------------------------------                    ------------------------
Jaap van der Meer
President, CEO and Director

   \s\ John W. Wittwer                                        25 March 1999
------------------------------------                    ------------------------
John W. Wittwer
Vice President Finance, Chief Financial
Officer and Director

   \s\ Herwig M. Langohr                                      25 March 1999
------------------------------------                    ------------------------
Herwig M. Langohr
Director

   \s\ Jacqueline M. Simkin                                   25 March 1999
------------------------------------                    ------------------------
Jacqueline M. Simkin
Director

   \s\ James R. Morgan                                        25 March 1999
------------------------------------                    ------------------------
James R. Morgan
Director

   \s\ Donald N. Reeves                                       25 March 1999
------------------------------------                    ------------------------
Donald N. Reeves
Director