Form 10-Q
period 1999-03-31
ALPNET INC
filed 1999-05-17
CIK 712425

                                 UNITED STATES
                       SECURITES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________ .

Commission file number 0-15512.


                                 ALPNET, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Utah                                            87-0356708
-------------------------------------                 --------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)


4460 South Highland Drive, Suite #100
        Salt Lake City, Utah                                  84124-3543
------------------------------------                   ------------------------
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

Indicate by check mark whether the registrant (1) has filled all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filling requirements for the past 90 days.
                                            Yes     X        No ___________
                                                -----------

The number of shares outstanding of the registrant's no par value Common Stock as of May 3, 1999 was 24,335,372.

ALPNET, INC. AND SUBSIDIARIES

                                     INDEX


PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Statements of Income--Three months ended March 31, 1999
           and 1998............................................................................     3

         Consolidated Balance Sheets--March 31, 1999 and December
           31, 1998............................................................................     4

         Consolidated Statements of Cash Flows--Three months
           ended March 31, 1999 and 1998.......................................................     6

         Notes to Consolidated Financial Statements--March 31,
           1999................................................................................     7

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...............................................................    11


PART II.   OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings.....................................................................    20

Item 6.  Exhibits and Reports on Form 8-K......................................................    20


SIGNATURES.....................................................................................    21
----------

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

                                                    Three Months Ended March 31
Thousands of dollars except per share data              1999           1998
--------------------------------------------------------------------------------
SALES OF SERVICES                                    $12,462        $12,321

OPERATING EXPENSES:
  Cost of services sold                                9,957          9,242
  Selling, general and administrative
    expenses                                           2,097          1,732
  Development costs                                       48            124
  Amortization of goodwill                                97             97
                                                    -------------------------

Total operating expenses                              12,199         11,195
                                                    -------------------------

OPERATING INCOME                                         263          1,126

Interest expense, net                                     95             76
                                                    -------------------------

Income before income taxes                               168          1,050

Income taxes                                              64            240
                                                    -------------------------

NET INCOME                                            $  104         $  810
                                                    =========================

Income per share - basic                              $ .004         $ .035
                                                    =========================

Income per share - assuming dilution                  $ .004         $ .031
                                                    =========================

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

                                                        March 31    December 31
Thousands of dollars                                      1999         1998
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                             $ 1,281      $ 1,499
 Trade accounts receivables, less allowance of
   $443 in 1999 and $424 in 1998                         8,860       10,124
 Work-in-process                                         2,335        1,675
 Prepaid expenses and other                                953          636
                                                     ------------------------

Total current assets                                    13,429       13,934

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
   Office facilities and leasehold improvements            245          258
   Equipment                                             7,091        6,634
                                                     ------------------------

                                                         7,336        6,892

   Less accumulated depreciation and amortization        4,179        4,133
                                                     ------------------------

Net property, equipment and leasehold improvements       3,157        2,759


OTHER ASSETS:
   Goodwill, less accumulated amortization of
     $3,938 in 1999 and $4,025 in 1998                   5,090        5,428
   Other                                                   294          302
                                                     ------------------------

Total other assets                                       5,384        5,730
                                                     ------------------------

TOTAL ASSETS                                           $21,970      $22,423
                                                     ========================

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

                                                  March 31    December 31
Thousands of dollars and shares                     1999          1998
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to banks                        $  3,181      $  3,631
  Accounts payable                                 3,438         2,671
  Accrued payroll and related benefits             1,169         1,222
  Other accrued expenses                           1,400         2,110
  Deferred revenue                                    74           189
  Income taxes payable                               779           724
  Current portion of long-term debt                  531           400
                                              ---------------------------

Total current liabilities                         10,572        10,947

Long-term debt, less current portion                 800           454

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Convertible Preferred Stock, no par value;
    authorized 2,000 shares; issued and
    outstanding 87 shares in 1999 and 1998           242           242
  Common Stock, no par value; authorized
    40,000 shares; issued and outstanding
    24,333 shares in 1999 and 24,287
    shares in 1998                                42,573        42,546
 Accumulated deficit                             (29,859)      (29,963)
 Accumulated other comprehensive income           (2,358)       (1,803)
                                              ----------------------------

Total shareholders' equity                        10,598        11,022
                                              ----------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 21,970      $ 22,423
                                              ============================

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

                                                    Three Months Ended March 31
Thousands of dollars                                    1999           1998
--------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income                                           $  104        $   810
 Adjustments to reconcile net income to
   net cash provided by operating activities;
     Depreciation and amortization of property,
      equipment and leasehold improvements               277            180
     Amortization of goodwill                             97             97
     Other                                                21            (61)
     Changes in operating assets and liabilities;
      Trade accounts receivable                          958            465
      Accounts payable and accrued expenses              216            575
      Work-in-process                                   (704)          (169)
      Income tax payable                                  42            167
      Deferred revenue                                  (113)          (265)
      Other                                             (341)          (160)
                                                      ----------------------
Net cash provided by operating activities                557          1,639

INVESTING ACTIVITIES:
  Purchase of property, equipment and leasehold
    improvements                                        (842)          (312)
                                                      ----------------------

Net cash used in investing activities                   (842)          (312)

FINANCING ACTIVITIES:
   Proceeds from notes payable to banks                   59            173
   Principal payments on notes payable to banks         (459)        (1,055)
   Proceeds from long-term debt                          613             82
   Principal payments on long-term debt                 (119)           (75)
   Proceeds from exercise of stock options                27             53
                                                      ----------------------
Net cash provided by (used in) financing activities      121           (822)

Effect of exchange rate changes on cash                  (54)             7
                                                      ----------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    (218)           512

Cash and cash equivalents at beginning of period       1,499          1,711
                                                      ----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $1,281        $ 2,223
                                                      ======================
CASH PAID DURING THE PERIOD FOR:
  Interest                                            $   98        $    78
  Income taxes                                            19             73

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March 31, 1999

1. BASIS OF PRESENTATION

   ALPNET, Inc. (the "Company") is a United States publicly-owned multinational corporation which was incorporated in the state of Utah in 1980. The Company provides services and solutions in the global information services sector to businesses engaged in international trade. These services include translation, software localization, information development and content creation. ALPNET also provides a range of information consultancy services which include information analysis, development of information strategies, advice on information standards and benchmarking and evaluation of available language products including information and documentation management systems, authoring and translation tools and publishing software and browsers. The principal markets for the Company's services are North America, Europe and Asia.

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the respective complete years. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

   3. INCOME PER SHARE

   The Company presents basic and diluted income per share on the face of the consolidated statements of income. Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the accounting period excluding any dilutive effects of options and convertible securities. Diluted income per share includes the potential dilution as a result of stock options and convertible securities.

   The following table sets forth the computation of basic and diluted income per share.


                                                            Three Months Ended March 31
   Thousands of dollars and shares except per share data        1999          1998
   ---------------------------------------------------------------------------------------------------------
   Numerator for basic and diluted
     income per share - net income                           $   104       $   810
                                                           =======================
   Denominator:
     Denominator for basic income per
      share-weighted-average shares                           24,310        23,321
     Effect of dilutive securities:
        Convertible Preferred Stock                              786           786
        Employee stock options                                   955         2,084
                                                           -----------------------

     Dilutive potential common shares                          1,741         2,870
                                                           -----------------------
   Denominator for diluted income per
     share-adjusted weighted-average
     shares and assumed conversions                           26,051        26,191
                                                           =======================

   Income per share - basic                                  $  .004       $  .035
                                                           =======================

   Income per share - assuming dilution                      $  .004       $  .031
                                                           =======================

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

   5. COMMITMENTS AND CONTINGENCIES

   In 1997, the Company's French subsidiary terminated certain of its employees, some of whom initiated immediate legal actions in the French legal system which handles employment-related matters. Subsequently, other former employees also initiated similar actions. In 1997 and 1996, $270,000 was expensed related to statutorily-required costs of termination and the legal actions taken by specific employees. Approximately $18,500 remains accrued at March 31, 1999.

   The Company believes it complied with all aspects of applicable French labor regulations in terminating the employees and intends to defend its actions vigorously. A preliminary judgement ruled in favor of the Company but an appeal is pending. While the ultimate outcome of this matter cannot be determined, management, based on the opinion of its French legal counsel, does not expect that the outcome of the legal actions will have a material adverse effect on the Company's results of operations or financial position.

   On February 23, 1998, the Company was named as one of several defendants in three civil actions. In these actions, each of the named plaintiffs, all of whom are German nationals, seek to recover monetary damages, in amounts to be proven at trial, including punitive damages, interest, and costs allegedly sustained as a result of securities transactions the plaintiffs entered into with several of the other named defendants. The Company intends to vigorously defend the lawsuits. No expense has been accrued in the financial statements for these actions, however, legal costs have been expensed as incurred.

   The Company has committed to purchase approximately $1.1 million of software and related computer equipment during the year for a new enterprise and knowledge management system, which it is developing, of which $577,000 was acquired under a capital lease in the three-month period ended March 31, 1999.

6. GEOGRAPHICAL AND SEGMENT DATA

   The Company operates in one segment, global information services. Within this segment, the Company also evaluates its performance internally by significant geographic regions.

   The following selected financial data summarizes the Company's domestic and foreign operations for financial reporting purposes. Allocations of corporate and country overheads to domestic and foreign operations are based upon the Company's policies for financial reporting consistently applied during the periods. Intercompany sales are normally billed on a margin-sharing basis. All intercompany sales are eliminated in determining the totals. Since the Company's last annual report, financial data for the United States and Canada have been combined under North America as these two countries' operations are now under common management and are measured internally as a single region.

                              Three Months Ended 31 March
   Thousands of dollars           1999           1998
----------------------------------------------------------
   Net external sales:
   North America              $  4,231       $  4,219
   Europe                        7,638          7,530
   Asia                            593            572
                              ------------------------
                              $ 12,462       $ 12,321
                              ------------------------

   Intercompany sales:
   North America              $    308       $    295
   Europe                        1,581          1,738
   Asia                            566            578
                              ------------------------
                              $  2,455       $  2,611
                              ------------------------

   Income before income taxes:
   North America              $   (318)      $     42
   Europe                          293            849
   Asia                            193            159
                              ------------------------
                              $    168       $  1,050
                              ------------------------

   7. NEW ACCOUNTING STANDARD

   During 1998, Financial Accounting Standards No 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") was issued which requires the Company to record all derivative instruments as assets or liabilities, measured at fair value. The Company will adopt FAS 133 in the third quarter of 1999. It is not anticipated that the adoption of this statement will have a material affect on the financial statements of the Company.

   8. SUBSEQUENT EVENTS

   On April 7, 1999, the Company announced that it had signed a Letter of Intent with EP Electronic Publishing Partners GmbH ("EP") in Nuremburg, Germany, which is expected to result in the acquisition of all the shares of EP before the end of May 1999. Completion of this acquisition is subject to due diligence, board approval and the execution of a definitive acquisition agreement. EP designs and develops custom-built systems for document, information and translation management. The transaction is valued at approximately $1 million paid principally in cash with a portion of the purchase price paid with approximately 60,000 shares of ALPNET common stock.

   On May 5, 1999, the Company announced that it had signed a Letter of Intent with Stork N.V. in The Netherlands which is expected to lead to the acquisition of Stork's TPS business unit which historically has generated approximately $7 million in annual revenues, before the end of May 1999. Completion of this acquisition is subject to due diligence, board approval and the execution of a definitive acquisition agreement. Stork TPS is involved in industrial information consulting and translation services. It also provides high-end publishing solutions to international corporations. The purchase price will be paid entirely in shares of ALPNET common stock.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------- ----------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------


The following Management's Discussion and Analysis should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

The following paragraphs discuss the results of operations for the three months ended March 31, 1999, (1999) as compared with the three months ended March 31, 1998, (1998). Sales of services were $12.5 million for 1999 compared to $12.3 million for 1998 and the Company reported net income of $104,000 in 1999 compared to net income of $810,000 in 1998. Sales of services in 1999 are the highest first quarter sales total reported by the Company, somewhat above the 1998 level. In 1999, however, margins decreased 5% compared with 1998. Also in 1999, the Company has added capabilities to enable it to expand into the broader field of global information services. This includes the addition of management, technical and support services in the area of information consulting services. Management believes that this action will position the Company for a changing business environment where there is a significant opportunity to leverage the Company's translation and localization capabilities and client relationships through providing additional higher value services.

In the second half of the year for 1998, the entire translation industry experienced adverse trading conditions resulting from volatile global economic conditions. This resulted in reduced revenues and losses being incurred. Management responded to these market changes and the resulting losses by implementing an aggressive and fundamental reorganization of the Company's structure and operations.

Actions taken under the detailed restructuring plan included the elimination of ineffective production capacity including personnel, facilities and support costs; the elimination of non-strategic offices and redundant operations; the reorganization of sales and operations from a geographic focus to a more directed, business sector focus; and the standardization of processes and operations for increased efficiency, quality and margin improvement. Management has also addressed production capacity issues and taken action to shift internal, fixed costs to a model of outsourcing more of its production tasks. Production operations have now, to a large extent, been centralized in larger, strategic offices resulting in the elimination of redundant personnel and duplication of efforts.

While these actions have increased sales above the level of the first quarter 1998, management is committed to further improve sales and increase profitability.

SALES OF SERVICES BY GEOGRAPHIC SEGMENT

The value of revenues, costs and net income reported in US dollars have been impacted somewhat by the effects of fluctuations in foreign currencies against the US dollar. This is described in more detail in the section "Foreign Exchange Risk."

North America sales of services of $4.2 million in 1999 remained at approximately the same level as 1998. In the United States, total sales fell 12% as a result of a lower level of orders and client delays of major projects especially in the information technology sector. This was offset by a 17% increase in sales of services in Canada where demand in the automotive and financial sectors remains strong. Following the reorganization of the Company's structure, the operations in the United States and Canada are now under common management in a new North America region with the United States concentrating on sales and high level customer service. Management expectations for the United States are for a general restoration of growth in sales during 1999. However, the amount and timing of actual orders is variable.

In 1999, sales of services in Europe of $7.6 million represented approximately 61% of the Company's consolidated sales and increased by $108,000 over 1998 sales levels. In 1999, there was a significant increase in sales in Ireland and in The Netherlands. There was also a decrease in the UK and Germany, which represent the Company's two largest markets and accounted for 76% of Europe's total sales. In the UK, sales decreased as a result of continued difficult trading conditions, especially in traditional translation services. The UK operation is being reduced from six to three offices, which will decrease the fixed cost base and provide for more focused management and sales activity. In Germany, a large one-time project was completed in 1998, which distorts the comparison to 1999. Underlying revenue in 1999 remains strong.

Asia's reported sales of services for 1999 of $600,000 are at approximately the same levels as 1998. The Company has significantly expanded its Asian presence in recent years by opening offices in new countries and expanding the capacities of existing countries. Management expects increased demand for Asian language services to continue. Despite the economic events in Asia in recent periods, demand for translation and localization for Asian markets from the business communities in the US and Europe remains at a relatively high level.

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

COST OF SERVICES SOLD

Cost of services sold were $9.9 million, 80% of sales, in 1999 compared with $9.2 million, 75% of sales, in 1998. Cost of services sold as a percentage of sales of services has increased primarily as a result of competition in the marketplace and the volume and nature of direct production costs of large projects in each period. In common with the entire industry, 1999 margins have been negatively affected by downward price pressure from clients and competitors. Management expects competitive pricing pressures to continue in the foreseeable future. The Company is continuing its efforts to control costs to offset the effects of these pricing pressures, however, production methods in the Company are still not fully efficient. Management believes that margins will improve as the impact of our restructuring and focus on improved processes and technology are fully established. Actions being taken include the development and implementation of a new enterprise and knowledge management system, more effective utilization of technology on a broader range of projects to improve the productivity of translators, and the development of stronger partnerships with clients to enable the Company to provide higher-margin, higher-value, information consultancy services to clients.

OTHER COSTS AND EXPENSES

Selling, general and administrative expenses were $2.1 million in 1999, an increase of $365,000 over 1998. Management has extended its sales and marketing efforts and capabilities in substantially all of the Company's markets and has added capabilities, resources and support services to enable it to expand its range of services in the higher value line of information consultancy services. The Company believes that it can leverage its translation and localization capabilities and major client relationships by expanding into the broader field of global information services. There has also been an increase in 1999 expenses compared with 1998 as the Company has organized its new operations group, at the Corporate level, charged with directing the operations function of the Company.

Development costs were $48,000 in 1999 compared to $124,000 in 1998, a decrease of $76,000. In 1999, ongoing development costs have been reduced and the Company expects to fund major future development jointly with clients and partners.

Any fluctuations in the amount of goodwill amortization result primarily from foreign currency exchange rate fluctuations from period to period, but this was not a significant factor in 1999.

Net interest expense was $95,000 in 1999, an increase of $19,000 compared to 1998. The increase was due to higher average balances outstanding under bank-lines of credit, and increases in long-term debt used to finance certain equipment and software purchases.

The US parent company and each of its subsidiaries are separate legal and taxable entities subject to domestic or foreign taxes pertaining to operations in their respective jurisdictions. For tax purposes, the US parent company, and certain of its subsidiaries, have unused net operating losses from prior years which can be utilized to reduce future years' taxable income of the respective entities. The availability of these net operating losses is governed by applicable domestic and foreign tax rules and regulations, some of which limit the utilization of such losses due to minimum tax requirements and other provisions. Income tax expense, as presented in the Consolidated Financial Statements, represents the combined income tax expense and income tax credits of all of the entities of the Company.

After the utilization of net operating loss carryforwards, income tax expense was $64,000 in 1999, compared with $240,000 in 1998. Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization of net operating loss carryforwards in many of these jurisdictions. The US parent company has a net operating loss carryforward for US Federal tax purposes but has no net operating loss carryforwards for state income tax purposes.

ENTERPRISE AND KNOWLEDGE MANAGEMENT SYSTEM

Based upon concepts developed in 1998, in 1999 management of the Company has commenced the design, development and preparation for installation of an enterprise and knowledge management system which will be installed throughout the Company's operations and will provide for flexible and informed analysis of operations, provide wide and timely dissemination of information, facilitate rapid decision making and will allow all managers to be focused on common goals for improved performance and profitability. This enterprise system is known as ALPNET Planet.

ALPNET Planet will encompass all front and back office functions as well as strategic management needs. It will also monitor and validate processes by measuring how work is being done against established policies and procedures. Management expects the implementation of this system, upon its completion, to have a significant, positive effect upon the operating performance of the Company.

The most valuable component of ALPNET Planet will be its knowledge management package which will capture and manage the Company's information, knowledge and expertise. It will centralize and leverage all translation memories, terminology databases and localization know-how in one highly organized data warehouse.

ALPNET Planet will be developed, tested and prepared for installation throughout 1999, with full implementation of all modules by the year 2000. The Company will lease the major hardware and software components of the system which will then be adapted by the Company according to its design specifications.

In conformity with the FASB Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company will capitalize the costs to develop ALPNET Planet. Total costs of the computer software, computer hardware and other costs of the Planet system are expected to be approximately $2.35 million, approximately $1.1 million of which is purchased software and equipment and $1.25 million is costs of customization and development. The system costs will be amortized over a 48 month period commencing in the year 2000 as each module of the system becomes fully functional and ready for its intended use.

For the three-months ended March 31, 1999, total ALPNET Planet system costs of $630,000 have been capitalized.

LIQUIDITY AND SOURCES OF CAPITAL

In 1999, the Company had a positive cash flow from operations of approximately $557,000 compared with positive cash flows from operations in 1998 of $1,639,000. In 1998, the Company's investing activities consisted primarily of the acquisition of equipment needed to maintain or upgrade production capability. In 1999, equipment acquisitions of $842,000 included $577,000 of software and related equipment for ALPNET Planet.

Financing activities for both years included fluctuations in the amounts utilized under bank lines of credit to finance the Company's working capital needs and changes in outstanding debt used to finance equipment purchases.

At March 31, 1999, the Company's cash and cash equivalents were approximately $1.3 million, which represented a decrease of $218,000 during 1999. At March 31, 1999, the Company had working capital of approximately $2.9 million, compared to working capital of approximately $3.0 million at December 31, 1998.

The Company's primary working capital requirements relate to the funding of accounts receivable. The Company funds some of its working capital needs with credit facilities with financial institutions in the US, Canada, the UK, Germany, Spain and The Netherlands. Most of the credit facilities are secured by accounts receivable and other assets of the Company or its subsidiaries. As of March 31, 1999, the Company had unused amounts under these credit facilities of approximately $1 million.

The Company's only significant commitments for capital expenditures are approximately $1.1 million for ALPNET Planet software and related computer equipment which will be acquired primarily under capital leases during 1999. $577,000 of software was acquired in the three-month period ended March 31, 1999. Capital expenditures in future periods are expected to vary according to the overall growth of the Company. The Company plans to acquire and place additional translation services workstations and other related software and computer equipment in its offices in connection with future orders from customers, as such orders are received. The Company expects to finance a certain portion of future equipment costs with terms similar to the financing arrangements entered into in recent years.

In November 1998, the Company commenced implementation of an aggressive and fundamental reorganization of the Company's structure and operations, as discussed under Results of Operations. This reorganization had a negative effect on cash flow of approximately $397,000 in the period ending March 31, 1999. Additional negative cash flows related to this reorganization in the amount of approximately $567,000 is estimated for the remainder of 1999.

The Company will be required to obtain additional financing in connection with the two acquisitions which it has announced and to provide funds for the acquisition, development and implementation of ALPNET Planet. Management is currently determining the amount that will be required and is evaluating possible sources of this financing.

Provided the Company operates profitably, management believes the available amounts under lines of credit combined with current working capital are sufficient to fund the Company's operations at current levels and enable the Company to grow at a modest level, without the need to seek significant new sources of capital other than for the acquisitions and ALPNET Planet. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as those which currently exist. In addition, the Company expects to be able to increase the maximum amounts which can be borrowed under credit facilities. Some of the financial institutions, which have loaned funds to the Company's subsidiaries under the credit facilities referred to above, have placed certain limits on the flow of cash outside the respective countries. Such limitations have not been an undue burden to the Company in the past, nor are they expected to be unduly burdensome in the foreseeable future.

The Company believes it has the ability to issue additional equity securities if necessary. In certain past years, the Company has relied on major shareholders of the Company to fund some obligations, but the Company currently has no firm commitments from, nor are there any obligations of, any such shareholders to provide any debt or equity funds to the Company.

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

Inflation has not been a significant factor in the Company's operations. Competition, however, has been and is expected to remain a major factor. To the extent permitted by competition, general economic and market conditions, the Company will pass on increased costs from inflation and operations to clients by increasing prices.

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

Substantially all of the Company's deferred tax assets at March 31, 1999 and December 31, 1998 were comprised of net operating loss carryforwards for which the Company has provided allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards exist, and the specific rules and regulations governing the utilization of such losses, including the dates by which the losses must be used.

FOREIGN EXCHANGE RISK

The Company serves its customers from more than 15 countries. The majority of the Company's operations are located outside the US and, consequently, the Company is exposed to fluctuations of the dollar against the foreign currencies of those countries in which the Company has a substantial presence. For all of the Company's foreign subsidiaries, the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at weighted-average exchange rates prevailing during the years presented. The principal currencies to which the Company is exposed are the Canadian dollar, the British Pound, the German Mark and the Dutch Guilder.

Fluctuations against the dollar can produce significant differences in the reported value of revenues and expenses.

The following table shows a comparison of sales of services in each of the Company's significant geographic segments for the three-months ended March 31, 1999 and 1998, along with the effect of foreign currency exchange rate fluctuations on sales between years.

                                            Increase   (Decrease) in
                           Three Months     Sales of Services due to
                          Ended March 31       Sales        Currency     Total
Thousands of dollars       1999     1998      Volume    Fluctuations  Increase
------------------------------------------------------------------------------
North America           $ 4,231  $ 4,219        $132           $(120)     $ 12
Europe                    7,638    7,530         (13)            121       108
Asia                        593      572          11              10        21
                        ------------------------------------------------------

Total Sales             $12,462  $12,321        $130           $  11      $141
                        ======================================================

The revenue mix of the Company's operations and the effect of foreign currency exchange rate fluctuations on costs and expenses generally mitigate the consolidated net income impact. For revenues in the US which are produced outside of the US, any weakening of the US dollar against a particular country's currency reduces the amount of net income reported in US dollars. Conversely, the same weakening of the US dollar generates an offsetting increase in the dollar value of profits arising from revenues within that country. This natural currency effect reduces the net foreign exchange risk to the Company.

Total sales for 1999 of $12.5 million were positively affected by $11,000 as a result of fluctuations in foreign currencies. Total operating expenses and interest expense were negatively affected by $57,000 resulting in a net negative impact on net income of $46,000 as a result of fluctuations in foreign currency exchange rates. The Company does not currently use any financial instruments to manage or hedge foreign exchange risk either for trading or other purposes. The revenue mix and currency trends are monitored on an ongoing basis to identify any changes that might significantly affect the Company's net results.

The translation of foreign denominated assets and liabilities at year-end exchange rates results in an unrealized foreign currency translation adjustment recorded as a separate component of shareholders' equity, reported as other comprehensive income. The 1999 foreign currency adjustment to shareholders' equity was a reduction of $555,000 compared to a reduction of $53,000 in 1998. As of March 31, 1999, the cumulative net effect to the Company of the equity adjustment from movements in foreign currency exchange rates was a reduction of approximately $2.4 million in shareholders' equity. A significant portion of the cumulative foreign currency adjustment relates to changes in the carrying value of goodwill, which is denominated entirely in foreign currencies.

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

Based upon recent assessments, the Company has determined that it will need to modify or replace the operations administration system for one of the Company's foreign subsidiaries. This system will be replaced in 1999 during the first phase of the implementation of ALPNET Planet. As part of the implementation of this new system, the entire accounting and information systems of the Company will be replaced. The Company's proprietary translation software system, TSS, has been Year 2000 compliant since its development in the mid-80's.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. The Company has completed its assessment of all of its systems that could be significantly affected by the Year 2000. The Company is primarily in the business of providing services but those services are supported by the use of computer hardware and software systems in the production of a substantial portion of those services. The Company's vendors consist primarily of individual translators and other service professionals who are not expected to be materially impacted by the Year 2000 Issue. The Company is also dependent upon third party suppliers for utility services and telecommunications capabilities. The Company has its primary locations in geographically diverse locations in North America, Europe and Asia. If one of the Company's locations should be unable to operate due to the Year 2000 Issue affecting one of its third party suppliers, the Company believes that replacement services can be rendered from another of the Company's locations.

The Company has not yet completed a comprehensive study as to whether its third party suppliers are Year 2000 compliant. It is in the process of gathering information about the Year 2000 status of suppliers and will continue to assess and monitor their compliance.

Status

Although the Company has not completed a full evaluation of all its systems, the Company has begun the remediation phase and believes it is 85% complete with the information already obtained in the evaluation process. The Company expects to have all critical systems and hardware replaced before June 30, 1999. Following these replacements, the Company plans to test all equipment and software. The testing phase will be completed no later than September 30, 1999. During the period of testing the critical systems, any system or piece of equipment that is found to be non-compliant will be retired and replaced. The Company does not expect the cost to replace such equipment to be material.

Third Parties

The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (external agents), but has not received answers to all of its queries. To date, the Company is not aware of any external agents with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion is not expected to materially impact the Company. The Company believes that it could partially compensate for the failure of external agents to comply by utilizing its operations in other geographic locations to meet client requirements or by using alternate suppliers.

Costs

The Company will utilize primarily internal resources to reprogram, replace, test and implement the software and operating equipment for required Year 2000 modifications. The total costs of the Year 2000 project is estimated at $200,000 of which $100,000 ($30,000 expensed and $70,000 capitalized for new equipment) was incurred in the year ended December 31, 1998. Of the total estimated remaining project costs, scheduled to be paid in the second and third quarters of 1999, approximately $40,000 is related to the replacement of the operations administration system in the Company's UK subsidiary. The remaining $60,000 includes approximately $30,000 for replacement equipment which will be capitalized and approximately $30,000 for testing and monitoring of remaining systems.

Risks

Management of the Company believes it has an effective program in place to address the Year 2000 Issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of its Year 2000 program. In the event that the Company does not complete any additional phases, the Company's ability to produce certain orders may be negatively impacted. More importantly, disruptions resulting from Year 2000 Issues in the world economy in geographies where the Company or its clients have significant operations could adversely affect the Company. The Company may be unable to meet services commitments due to computer systems failure. The amount of potential liability, lost revenue and damages cannot be reasonably estimated at this time.

Contingency Plans

The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to reevaluate its status of completion in June 1999 and determine whether such a plan is necessary.

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

                          PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

         Reference is made to "Item 3: Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 27, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)      The following exhibits are included herein:

         27  Financial Data Schedule

(b) No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ALPNET, Inc.
                                    ------------
                                    Registrant



Date: 13 May 1999                   /s/ Michael F. Eichner
      -----------                   -------------------------------
                                    Michael F. Eichner
                                    Chairman of the Board



Date: 13 May 1999                   /s/ John W. Wittwer
      -----------                   -------------------------------
                                    John W. Wittwer
                                    Vice President Finance