Form 10-Q
period 1999-06-30
ALPNET INC
filed 1999-08-16
CIK 712425

                                 UNITED STATES
                       SECURITES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly period ended June 30, 1999

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to __________ .

Commission file number 0-15512.


                                 ALPNET, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Utah                                              87-0356708
----------------------------------------                ------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)


4460 South Highland Drive, Suite #100
        Salt Lake City, Utah                                    84124-3543
----------------------------------------                ------------------------
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

Indicate by check mark whether the registrant (1) has filled all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filling requirements for the past 90 days.
                                                       Yes  X    No ___
                                                           ---
The number of shares outstanding of the registrant's no par value Common Stock as of August 5, 1999 was 27,577,187.

ALPNET, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Statements of Income--Three months ended June 30, 1999
          and 1998 and Six months ended June 30, 1999 and 1998................   3

         Consolidated Balance Sheets--June 30, 1999 and December
          31, 1998............................................................   4

         Consolidated Statements of Cash Flows--Six months ended
          June 30, 1999 and 1998..............................................   6

         Notes to Consolidated Financial Statements--June 30, 1999............   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................  12

PART II. OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings....................................................  23

Item 6.  Exhibits and Reports on Form 8-K.....................................  23

SIGNATURES....................................................................  24
----------

Item 1:  Consolidated Financial Statements (Unaudited)
------   ---------------------------------------------

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

                                              Three Months Ended        Six Months Ended
                                                    June 30                 June 30
Thousands of dollars and shares               1999         1998         1999         1998
-----------------------------------------------------------------------------------------
Sales of services                          $12,516      $13,226      $24,978      $25,547

Operating expenses:
  Cost of services sold                      9,435        9,912       19,392       19,086
  Selling, general and administrative
     expenses                                2,355        1,934        4,452        3,734
  Development costs                             30          170           78          294
  Amortization of goodwill                      94           89          191          186
                                           -------      -------      -------      -------

Total operating expenses                    11,914       12,105       24,113       23,300
                                           -------      -------      -------      -------

Operating income                               602        1,121          865        2,247

Interest expense, net                           93           75          188          151
                                           -------      -------      -------      -------

Income before income taxes                     509        1,046          677        2,096

Income taxes                                   152          320          216          560
                                           -------      -------      -------      -------

Net income                                 $   357      $   726      $   461      $ 1,536
                                           =======      =======      =======      =======

Income per share - basic                   $  .015      $  .031      $  .019      $  .065
                                           =======      =======      =======      =======

Income per share - assuming dilution       $  .014      $  .027      $  .018      $  .058
                                           =======      =======      =======      =======

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

                                                       June 30   December 31
Thousands of dollars                                     1999           1998
----------------------------------------------------------------------------
Assets

Current assets:
 Cash and cash equivalents                            $ 1,275        $ 1,499
 Trade accounts receivable, less allowance of
   $373 in 1999 and $424 in 1998                        9,369         10,124
 Work-in-process                                        3,427          1,675
 Prepaid expenses and other                               928            636
                                                      -----------  ---------

Total current assets                                   14,999         13,934

Property, equipment and leasehold improvements:
 Office facilities and leasehold improvements             242            258
 Equipment                                              7,426          6,634
                                                      -----------  ---------

                                                        7,668          6,892

 Less accumulated depreciation and amortization         4,358          4,133
                                                      -----------  ---------

Net property, equipment and leasehold improvements      3,310          2,759


Other assets:
 Goodwill, less accumulated amortization of
   $3,926 in 1999 and $4,025 in 1998                    5,799          5,428
 Other                                                    296            302
                                                      -----------  ---------

Total other assets                                      6,095          5,730
                                                      -----------  ---------

Total assets                                          $24,404        $22,423
                                                      ===========  =========

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

                                                June 30   December 31
Thousands of dollars and shares                    1999          1998
----------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current liabilities:
 Notes payable to banks                        $  3,224      $  3,631
 Accounts payable                                 4,440         2,671
 Accrued payroll and related benefits             1,380         1,222
 Other accrued expenses                           1,288         2,110
 Deferred revenue                                   148           189
 Income taxes payable                               855           724
 Current portion of long-term debt                1,040           400
                                               -----------   --------

Total current liabilities                        12,375        10,947

Long-term debt to affiliates                        323             -

Long-term debt, less current portion                694           454

Commitments and contingencies                         -             -

Shareholders' equity:
 Convertible Preferred Stock, no par value;
   authorized 2,000 shares; issued and
   outstanding 87 shares in 1999 and 1998           242           242
 Common Stock, no par value; authorized
   40,000 shares; issued and outstanding
   24,536 shares in 1999 and 24,287
   shares in 1998                                42,800        42,546
 Accumulated deficit                            (29,502)      (29,963)
 Accumulated other comprehensive income          (2,528)       (1,803)
                                               -----------   --------

Total shareholders' equity                       11,012        11,022
                                               -----------   --------

Total liabilities and shareholders' equity     $ 24,404      $ 22,423
                                               ===========   ========

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

                                                        Six Months Ended June 30
Thousands of dollars                                       1999          1998
--------------------------------------------------------------------------------
Operating activities:
  Net income                                            $   461       $ 1,536
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization of property,
       equipment and leasehold improvements                 529           401
     Amortization of goodwill                               191           186
     Other                                                   96            22
     Changes in operating assets and liabilities:
      (net of effect of acquisition)
       Trade accounts receivable                            394        (1,256)
       Work-in-process                                   (1,607)         (243)
       Other operating assets and liabilities              (371)         (383)
       Accounts payable and accrued expenses              1,130           939
       Income tax payable                                   123           343
       Deferred revenue                                     (85)         (554)
                                                        ----------    -------
Net cash provided by operating activities                   861           991

Investing activities:
  Purchase of property, equipment and leasehold
     improvements                                        (1,270)         (984)
  Payment for acquisition (see note 2 on page 8)            (98)            -
                                                        ----------    -------
Net cash used in investing activities                    (1,368)         (984)

Financing activities:
  Proceeds from notes payable to banks                        3           664
  Principal payments on notes payable to banks             (571)         (542)
  Proceeds from long-term notes to affiliates               190             -
  Proceeds from long-term debt                              848           136
  Principal payments on long-term debt                     (268)         (178)
  Proceeds from exercise of stock options                   143           321
                                                        ----------    -------
Net cash provided by financing activities                   345           401

Effect of exchange rate changes on cash                     (62)            2
                                                        ----------    -------
Net increase (decrease) in cash and cash equivalents       (224)          410

Cash and cash equivalents at beginning of period          1,499         1,711
                                                        ----------    -------

Cash and cash equivalents at end of period              $ 1,275       $ 2,121
                                                        ==========    =======
Cash paid during the period for:
  Interest                                              $   191       $   153
  Income taxes                                               92           219

ALPNET, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 1999

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

2.   ACQUISITION

     On June 30, 1999 the Company acquired the entire outstanding share capital of EP Electronic Publishing Partners GmbH ("EP"), a German corporation based in Nuremburg, Germany. EP designs and develops custom built computer software systems for document, information, knowledge and translation management. The acquisition cost of approximately $937,000 was paid as follows:

          Cash (funded from working capital)                         $ 98,000
          8% unsecured note due in one year                           320,000
          8% unsecured notes due 1/3rd each in 36, 48 and 60 months,
           convertible to common shares                               133,000
          49,518 shares of ALPNET, Inc. common stock                  112,000
          Assumption of net liabilities and acquisition costs         274,000
                                                                     --------
          Total                                                      $937,000
                                                                     ========

     The acquisition is accounted for using the purchase method and the resulting goodwill is being amortized on the straight-line method over 12 years.

3.   COMPREHENSIVE INCOME

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

4.   INCOME PER SHARE

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

     The following table sets forth the computation of basic and diluted income per share.

                                         Three Months Ended  Six Months Ended
                                                June 30           June 30
Thousands of dollars and shares              1999     1998     1999     1998
------------------------------------------------------------------------------

  Numerator for basic and diluted
    income per share - net income            $357     $726     $461   $1,536
                                          ====================================
  Denominator:
    Denominator for basic income per
      share - weighted-average shares      24,434   23,679   24,372   23,500
       Effect of dilutive securities:
         Convertible Preferred Stock          786      786      786      786
         Employee stock options               788    2,475      871    2,279
                                          ------------------------------------
    Dilutive potential common shares        1,574    3,261    1,657    3,065
                                          ------------------------------------
    Denominator for diluted income per
    share - adjusted weighted-average
    shares and assumed conversions         26,008   26,940   26,029   26,565
                                          ====================================

  Income per share - basic                  $.015    $.031    $.019    $.065
                                          ====================================
  Income per share - assuming
    dilution                                $.014    $.027    $.018    $.058
                                          ====================================

5.   INCOME TAXES

     The Company files a consolidated U.S. Federal income tax return, which includes all domestic operations. Tax returns for states within the U.S. and for foreign subsidiaries are filed in accordance with applicable laws. Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization of net operating loss carryforwards in many of these jurisdictions.

6.   COMMITMENTS AND CONTINGENCIES

     In 1997, the Company's French subsidiary terminated certain of its employees, some of whom initiated immediate legal actions in the French legal system which handles employment-related matters. Subsequently, other former employees also initiated similar actions. In 1997 and 1996, $270,000 was expensed related to statutorily-required costs of termination and the legal actions taken by specific employees. Approximately $16,000 remains accrued at June 30, 1999.

     The Company believes it has complied with all aspects of applicable French labor regulations in terminating the employees and intends to defend its actions vigorously. A preliminary judgement ruled in favor of the Company but an appeal is pending. While the ultimate outcome of this matter cannot be determined, management, based on the opinion of its French legal counsel, does not expect that the outcome of the legal actions will have a material adverse effect on the Company's results of operations or financial position.

     On February 23, 1998, the Company was named as one of several defendants in three civil actions. In these actions, each of the named plaintiffs, all of whom are German nationals, seek to recover monetary damages, in amounts to be proven at trial, including punitive damages, interest, and costs allegedly sustained as a result of securities transactions the plaintiffs entered into with several of the other named defendants. The Company is vigorously defending the lawsuits. An estimate of the possible loss or range of loss from these actions cannot be made. No expense has been accrued in the financial statements for these actions; however, legal costs have been expensed as incurred.

     The Company has committed to purchase approximately $1.1 million of software and related computer equipment during 1999 for a new enterprise and knowledge management system, which it is developing, of which $793,000 was acquired under capital leases in the six-month period ended June 30, 1999.

7.   GEOGRAPHICAL AND SEGMENT DATA

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

                                           Three Months Ended             Six Months Ended
                                                30 June                        30 June
Thousands of dollars                     1999             1998            1999        1998
---------------------------------------------------------------------------------------------------
  Net external sales:
   North America                      $ 5,587          $ 4,392         $ 9,818     $ 8,611
   Europe                               6,243            8,116          13,881      15,646
   Asia                                   686              718           1,279       1,290
                                      -------          -------         -------     -------
                                      $12,516          $13,226         $24,978     $25,547
                                      =======          =======         =======     =======
  Intercompany sales:
   North America                      $   509          $   404         $   816     $   698
   Europe                               3,006            1,913           4,587       3,652
   Asia                                 1,265              809           1,832       1,387
                                      -------          -------         -------     -------
                                      $ 4,780          $ 3,126         $ 7,235     $ 5,737
                                      =======          =======         =======     =======
  Income before income taxes:
   North America /(a)/                $  (264)         $  (133)        $  (582)    $   (91)
   Europe                                 414            1,043             707       1,892
   Asia                                   359              136             552         295
                                      -------          -------         -------     -------
                                      $   509          $ 1,046         $   677     $ 2,096
                                      =======          =======         =======     =======

  /(a)/  Includes corporate general and administrative expenses.

8.   NEW ACCOUNTING STANDARD

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

9.   SUBSEQUENT EVENTS

     On July 30, 1999, the Company completed the acquisition of Technical Publications Services (TPS) B.V., formerly Stork TPS. TPS is active in industrial information consulting and translation services and in providing high-end SGML publishing solutions to international corporations. The TPS transaction is valued at approximately $6.6 million and was paid with 3 million unregistered, restricted shares of ALPNET common stock and the assumption of $600,000 due from TPS to its former parent company. The agreement provides that additional shares of ALPNET common stock (up to a maximum of 1.8 million shares) will be issued if the Company's per share price is less than $2.50 on July 30, 2000. The agreement also provides that the former parent company will loan ALPNET $850,000 due in one year, with interest at 5%. Approximately $600,000 of the proceeds of this loan was used to pay the amount due to the former parent company and the remaining $250,000 will be used for working capital for TPS. This loan was made on July 30, 1999.

     The Company has issued a series of convertible, unsecured loan notes to several private investors, totaling $1,190,000. $190,000 was issued just prior to June 30, 1999 and the balance has been issued subsequently. These notes have a variable interest rate of two percent over a US prime rate and are repayable in three equal installments 36, 48 and 60 months from the date of issue. The outstanding principal is convertible, at the option of the lender, at any time after issuance, prior to the payment of the note in full, into restricted shares of common stock of the Company. The Conversion price is the average market value of the Company's stock for the 5 trading days prior to issuance. The lender has the right to have the common stock obtained upon conversion registered under certain specified conditions. The Company has the right to repay the notes prior to maturity. The proceeds of the notes will be used to provide working capital for the Company and its newly acquired subsidiaries and to fund development of the ALPNET Planet system. Three of the notes, totaling $440,000, are held by affiliates of the Company. The Company may continue to seek additional funds by issuing similar notes depending on the Company's cash requirements and expansion plans.

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     -----------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------


     The following Management's Discussion and Analysis should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto.

     Results of Operations

     The following paragraphs discuss the results of operations for the three month periods ended June 30, 1999 and 1998 ("second quarter 1999 and 1998" respectively) and the six month periods ended June 30, 1999 and 1998 ("half-year 1999 and 1998" respectively).

     Sales of services for the second quarter were $12.5 million for 1999 compared to $13.2 million for 1998 and the Company reported net income of $357,000 in 1999 compared to net income of $726,000 in 1998. Sales of services for the half-year were $25.0 million for 1999 compared with $25.5 million for 1998 and the Company reported net income of $ 461,000 in 1999 compared with $1.5 million in 1998.

     Sales of services for the second quarter 1999 are the second highest ever recorded by the Company and approximately 5% below second quarter 1998, which was a record quarter. Margins are at approximately the same level in both quarters. Margins had fallen in the second half of 1998 as a result of extremely competitive trading conditions and consequently the restoration of margins to previous levels is a positive development. While margins can fluctuate with the mix of the Company's revenues, management has aggressively sought to improve margins by eliminating ineffective production and excess capacity as part of the Company's restructuring which commenced in November 1998. This is explained more fully below.

     Sales of services for the half-year 1999 show a slight decrease compared to 1998. Margins are approximately 3% lower in 1999 as a result of reduced margins in the first quarter 1999 but the trend is positive. The half-year 1998 was a record half-year for the Company in terms of sales of services and net income.

     Also in the quarter and half-year 1999, the Company has added capabilities to enable it to expand into the higher margin global information services market. This includes the addition of management, technical and support services in the area of information consulting services. Management believes that this action will position the Company for a changing business environment where there is a significant opportunity to leverage the Company's translation and localization capabilities and client relationships through providing additional higher value services.

     The Company has now restored revenues in the first half-year 1999 to approximately the same levels as 1998 and re-established profitable operations. Management is committed to further improve sales and increase profitability during the rest of the year.

     Sales of Services by Geographic Segment

     The value of revenues, costs and net income reported in US dollars have been impacted somewhat by the effects of fluctuations in foreign currencies against the US dollar. This is described in more detail in the section "Foreign Exchange Risk."

     North America total sales were $5.6 million for the second quarter 1999 compared with $4.4 million in 1998 and were $9.8 million for the half-year 1999 compared with $8.6 million in 1998. Virtually all of the increase occurred in the second quarter 1999. Sales in Canada increased 32% where demand, especially in automotive and financial sectors, remains strong. In the United States, sales were at approximately the same level as in 1998 but with a stronger second quarter. Management expects this general restoration of growth to continue in the United States but the amount and timing of actual orders is variable. Since the Company's reorganization, North America is under common management which maximizes the region's sales opportunities and production efficiency.

     Total sales in Europe were $6.2 million in the second quarter 1999 compared with $8.1 million in 1998. In the half-year 1999, sales of services in Europe were $13.9 million (56% of total Company sales) compared with $15.6 million (61%) in 1998. The European operations have been unified under a new management structure during the quarter which is aggressively addressing the region's trading difficulties. Most of the decrease in sales is attributable to continued difficult trading conditions in the UK, especially in traditional translation services. Other European operations are trading at approximately the same levels as 1998. The UK operation has been extensively reorganized during the half-year with a reduction in the number of offices from six to three. This reorganization is now complete and management expects an improvement in sales during the remainder of 1999. The closure of the Company's production facility in Belgium is also complete.

     Asia's reported sales of services for the half-year 1999 were $1.3, approximately the same level as 1998. The Company's presence in Asia has been significantly expanded in recent years by opening offices in new countries and expanding the capacities of existing offices. Despite the recent economic trends in Asia, demand for translation and localization for Asian markets from the business communities in the United States and Europe remains at a relatively high level.

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

     Cost of Services Sold

     Cost of services sold for the half-year 1999 were $19.4 million, 78% of sales, compared with $19.1 million, 75% of sales, in half-year 1998. Cost of services sold as a percentage of sales of services has increased primarily as a result of competition in the marketplace and the volume and nature of direct production costs of large projects in each period. In common with the entire industry, 1999 margins have been negatively affected by downward price pressure from clients and competitors. Management expects competitive pricing pressures to continue in the foreseeable future. The Company is continuing its efforts to control costs to offset the effects of these pricing pressures. Management believes that margins will improve as the impact of the restructuring and the focus on improved processes and technology are fully established, as evidenced by the margin improvement in the second quarter 1999. Actions being taken include the development and implementation of a new enterprise and knowledge management system, more effective utilization of technology on a broader range of projects to improve the productivity of translators, and the development of stronger partnerships with clients to enable the Company to provide higher-margin, higher-value, information consultancy services to clients.

     Other Costs and Expenses

     Selling, general and administrative expenses were $4.4 million in the half-year 1999, an increase of $718,000 over 1998. Management has extended its sales and marketing efforts and capabilities in substantially all of the Company's markets and has added capabilities, resources and support services to enable it to expand its range of services in the higher value line of information consultancy services. The Company believes that it can leverage its translation and localization capabilities and major client relationships by expanding into the broader field of global information services. There has also been an increase in 1999 expenses compared with 1998 as the Company has organized its new operations group, at the Corporate level, charged with directing the operations function of the Company.

     Development costs were $78,000 in the half-year 1999 compared to $294,000 in half-year 1998, a decrease of $216,000. The acquisition of EP Publishing Partners gives the Company access to new technology that will substantially enhance and compliment the Company's existing tools. In 1999, ongoing development costs have been reduced and the Company expects to fund major future development jointly with clients and partners.

     Any fluctuations in the amount of goodwill amortization charged against income result primarily from foreign currency exchange rate fluctuations from period to period, but this was not a significant factor in either the quarter or half-year 1999.

     Net interest expense was $93,000 in the second quarter 1999, an increase of $18,000 compared to 1998, and for the half-year 1999 was $188,000 an increase of $37,000. The increase was due to higher average balances outstanding under bank-lines of credit, and increases in long-term debt used to finance certain equipment and software purchases.

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

     After the utilization of net operating loss carryforwards, income tax expense was $152,000 in the second quarter 1999, compared with $320,000 in 1998, and for the half-year 1999 was $216,000, compared with $560,000 in 1998. Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization of net operating loss carryforwards in many of these jurisdictions. The US parent company has a net operating loss carryforward for US Federal tax purposes but has no net operating loss carryforwards for state income tax purposes.

     Restructuring

     In response to volatile global market conditions, the Company implemented a reorganization of the Company's structure and operations in November 1998. The plan included centralization of production operations, elimination of production capacity including personnel, facilities and other support costs and the re-organization of the sales function.

     The total restructuring costs of $1,291,000, charged against income in 1998, comprised planned employee termination costs and lease cancellation costs in four principal areas:

          Thousands of dollars          No. of        Employee          Lease         Total
         (except employee no.'s)       Employees     Termination     Cancellation
     ------------------------------------------------------------------------------------------
       USA restructure                        42            $212            $158      $  370
       Belgium production facility            16             106              50         156
       Executive terminations                  3             340                         340
       Europe restructure                     21             235             190         425
     ------------------------------------------------------------------------------------------
       Total                                  82            $893            $398      $1,291
     ------------------------------------------------------------------------------------------

     The operations in the USA and Belgium relate to offices established by the Company and consequently have no attributable goodwill. The operations in the UK and Spain were acquired by the Company in 1988 as part of the purchase of Interlingua Group Ltd, a group of translation companies that also included operations in Asia. The future prospects of both of the restructured businesses have been enhanced by these actions. Management has reviewed the future projected revenue from these businesses and concluded that no impairment of goodwill has occurred.

     The restructuring costs summarized above represent costs paid during 1998, 1999 and accrued at June 30, 1999.

          Thousands of dollars           No. of        Employee          Lease         Total
                                        Employees     Termination     Cancellation
                                      -------------------------------------------------------------
     Total                                      82          $ 893            $ 398        $1,291
     Paid Prior to March 31, 1999               65           (630)             (94)         (724)
                                      -------------------------------------------------------------
     Outstanding as of March 31, 1999           17            263              304           567
     Paid in the second quarter 1999            16           (158)            (106)         (264)
                                      -------------------------------------------------------------
     Outstanding at June 30, 1999                1          $ 105            $ 198        $  303
                                      -------------------------------------------------------------

     Employee termination costs are payable according to the relevant local law which often provides for payments to be made over a number of months. Lease cancellation costs represent the full cost of terminating leases according to the terms of the lease contracts less expected sub-lease income, if any.

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

     ALPNET Planet will encompass all front and back office functions as well as strategic management needs. It will also monitor and validate processes by measuring how work is being performed against established policies and procedures. Management expects the implementation of this system, upon its completion, to have a significant, positive effect upon the operating performance of the Company.

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

  In conformity with the FASB Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company will capitalize the costs to develop ALPNET Planet. Total costs of the computer software, computer hardware and other costs of the Planet system are expected to be approximately $2.35 million, approximately $1.1 million of which represents purchased software and equipment and $1.25 million represents costs of customization and development. The system costs will be amortized over a 48-month period commencing in the year 2000 as each module of the system becomes fully functional and ready for its intended use. Total ALPNET Planet system costs of $313,000 have been capitalized for the second quarter 1999, and $943,000 for the half-year 1999.

  Liquidity and Sources of Capital

  In the half-year 1999, the Company had a positive cash flow from operations of approximately $861,000 compared with positive cash flows from operations in 1998 of $991,000. In 1998, the Company's investing activities consisted primarily of the acquisition of equipment needed to maintain or upgrade production capability. In 1999, equipment acquisitions of $1,270,000 included $943,000 of software and related equipment for ALPNET Planet. The cash component of the acquisition of EP Electronic Publishing Partners GmbH was $98,000. The acquisition is described more fully in note 2 to the financial statements.

  Financing activities for both half-years included fluctuations in the amounts utilized under bank lines of credit to finance the Company's working capital needs and changes in outstanding debt used to finance equipment purchases.

  At June 30, 1999, the Company's cash and cash equivalents were approximately $1.3 million, which represented a decrease of $200,000 during 1999. At June 30, 1999, the Company had working capital of approximately $2.6 million, compared to working capital of approximately $3.0 million at December 31, 1998.

  The Company's primary working capital requirements relate to the funding of accounts receivable and work-in-process. The Company funds some of its working capital needs with credit facilities with financial institutions in the US, Canada, the UK, Germany, Spain and The Netherlands. Most of the credit facilities are secured by accounts receivable and other assets of the Company or its subsidiaries. As of June 30, 1999, the Company had unused amounts under these credit facilities of approximately $1.2 million.

  The Company's only significant commitments for capital expenditures are approximately $900,000 for ALPNET Planet software and related computer equipment which will be acquired primarily under capital leases during 1999. $793,000 of software was acquired in the half-year 1999. Capital expenditures in future periods are expected to vary according to the overall growth of the Company. The Company plans to acquire and place additional translation services workstations and other related software and computer equipment in its offices in connection with future orders from customers, as such orders are received. The Company expects to finance a certain portion of future equipment costs with terms similar to the financing arrangements entered into in recent years.

  In November 1998, the Company commenced implementation of an aggressive and fundamental restructuring of the Company's organization and operations, as discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations. This restructuring had a negative effect on cash flow of approximately $661,000 in the half-year 1999. Additional negative cash flows related to this reorganization in the amount of approximately $303,000 is estimated for the remainder of 1999.

  During the half-year 1999, the Company issued a convertible loan note of $190,000 to an affiliate of the Company and subsequently an additional $1.0 million of similar notes were issued, $250,000 of which were issued to affiliates, as discussed more fully in note 9 to the financial statements. The proceeds of the notes will be used to provide working capital for the Company and its newly acquired subsidiaries and provide funding for the development of the ALPNET Planet system. The Company may continue to seek additional funds by issuing similar notes or other sources of funding in accordance with the Company's cash requirements and expansion plans.

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

  Substantially all of the Company's deferred tax assets at June 30, 1999 and December 31, 1998 were comprised of net operating loss carryforwards for which the Company has provided allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards exist, and the specific rules and regulations governing the utilization of such losses, including the dates by which the losses must be used.

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

  The following table shows a comparison of sales of services in each of the Company's significant geographic segments for the half-year 1999 and 1998, along with the effect of foreign currency exchange rate fluctuations on sales between periods.

                                           Increase (Decrease) in
                             Six Months   Sales of Services due to  Total
                           Ended June 30   Sales      Currency     Increase
  Thousands of dollars     1999     1998   Volume   Fluctuations  (Decrease)
  --------------------------------------------------------------------------

  North America         $ 9,818  $ 8,611  $ 1,369         $(162)    $ 1,207
  Europe                 13,881   15,646   (1,605)         (160)     (1,765)
  Asia                    1,279    1,290      (27)           16         (11)
                        ----------------------------------------------------

  Total Sales           $24,978  $25,547  $  (263)        $(306)    $  (569)
                        ====================================================

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

  Total sales for the half-year 1999 of $25.0 million were negatively affected by $306,000 as a result of fluctuations in foreign currencies. Total operating expenses and interest expense were positively affected by $213,000 resulting in a net negative impact on net income of $93,000 as a result of fluctuations in foreign currency exchange rates. The Company does not currently use any financial instruments to manage or hedge foreign exchange risk either for trading or other purposes. The revenue mix and currency trends are monitored on an ongoing basis to identify any changes that might significantly affect the Company's net results.

  The translation of foreign denominated assets and liabilities at year-end exchange rates results in an unrealized foreign currency translation adjustment recorded as a separate component of shareholders' equity and reported as other comprehensive income. The foreign currency adjustment to shareholders' equity for the half-year 1999 was an increase of $725,000 compared to a reduction of $4,000 in 1998. As of June 30, 1999, the cumulative net effect to the Company of the equity adjustment from movements in foreign currency exchange rates was a reduction of approximately $2.5 million in shareholders' equity. A significant portion of the cumulative foreign currency adjustment relates to changes in the carrying value of goodwill, which is denominated entirely in foreign currencies.

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

  Status

  The Company has completed a full evaluation of all its systems and has completed the remediation phase of its Year 2000 plan. The Company has replaced all critical systems and hardware that is not Year 2000 compliant with the exception of the systems that ALPNET Planet will replace. ALPNET Planet, which is fully Year 2000 compliant, is expected to have replaced all remaining non-compliant systems by October 31, 1999.

  The Company has begun to test all equipment and software. The testing phase will be completed no later than September 30, 1999 with the exception of ALPNET Planet, which is being tested as it is developed and implemented. During the period of testing the critical systems, any system or piece of equipment that is found to be non-compliant will be retired and replaced. The Company does not expect the cost to replace such equipment to be material.

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

  The company has contracted with Equant NV to provide a secure, Year 2000 compliant Wide Area Network to facilitate the exchange of electronic information between all ALPNET offices. Parts of the network are currently operational and the entire network will be operational by September 30, 1999.

  Costs

  The Company will utilize primarily internal resources to reprogram, replace, test and implement the software and operating equipment for required Year 2000 modifications. The total costs of the Year 2000 project is estimated at $200,000 of which $100,000 ($30,000 expensed and $70,000 capitalized for new equipment) was incurred in the year ended December 31, 1998. Of the total estimated remaining project costs, approximately $30,000 for replacement equipment was paid in the second quarter and approximately $30,000 will be paid in the third quarter for testing and monitoring of the new systems. Approximately $40,000 is related to the replacement of the operations administration system in the Company's UK subsidiary in the third quarter.

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

  Contingency Plans

  The Company is currently in the process of determining what contingency plans, if any, will be necessary to mitigate the impact of the Year 2000 issue.

  Recent Acquisition

  The ALPNET Planet system will be implemented at Electronic Publishing Partners GmbH., ALPNET's recent acquisition, on the same schedule as the Company's other offices. The Company is evaluating the Year 2000 status of the systems that ALPNET Planet will not replace. When the evaluation is complete, a plan will be put in place to address any remaining Year 2000 issues within Electronic Publishing Partners GmbH.

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

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       The following exhibits are included herein:

          27  Financial Data Schedule

(b) On July 14, 1999, the Company filed a Form 8-K in respect of the acquisition of EP Electronic Publishing Partners GmbH. The approximate acquisition cost reported in the Form 8-K differs from the actual acquisition cost reported in this Form 10-Q as a result of foreign currency exchange differences and other adjustments. This difference is not material and will be disclosed in a subsequent Form 8-K/A.

          On August 11, 1999, the Company filed a Form 8-K in respect of the acquisition of Technical Publications Services (TPS) B.V., formerly Stork TPS .

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ALPNET, Inc.
                                    ------------
                                    Registrant



  Date: 11 August 1999              /s/ Michael F. Eichner
        --------------              ---------------------------------
                                    Michael F. Eichner
                                    Chairman of the Board



  Date: 11 August 1999              /s/ John W. Wittwer
        --------------              ---------------------------------
                                    John W. Wittwer
                                    Vice President Finance