Form 10-Q
period 1999-09-30
ALPNET INC
filed 1999-11-15
CIK 712425

                                 UNITED STATES
                       SECURITES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly period ended September 30, 1999

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from            to           .
                                    ----------    ----------

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

The number of shares outstanding of the registrant's no par value Common Stock as of November 1, 1999, was 27,647,320.

ALPNET, INC. AND SUBSIDIARIES

                                     INDEX


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Statements of Income - Three months ended September 30, 1999 and 1998 and Nine months ended September 30, 1999 and 1998........................  3

         Consolidated Balance Sheets - September 30, 1999 and December 31, 1998............  4

         Consolidated Statements of Cash Flows - Nine months ended September 30, 1999 and 1998..........................................................................  6

         Notes to Consolidated Financial Statements - September 30, 1999...................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................................... 13

PART II.   OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings................................................................. 24

Item 6.  Exhibits and Reports on Form 8-K.................................................. 24


SIGNATURES................................................................................. 25
----------

Item 1: Consolidated Financial Statements (Unaudited)
-----------------------------------------------------

ALPNET, INC. AND SUBSIDIAIRES

Consolidated Statements of Income (Unaudited)

                                                            Three Months Ended                 Nine Months Ended
Thousands of dollars                                           September 30                       September 30
(exept per share data)                                      1999          1998                1999            1998
------------------------------------------------------------------------------------------------------------------
Sales of services                                        $14,142       $11,413             $39,120         $36,960
Operating expenses:
  Cost of services sold                                   10,660         9,438              30,052          28,524
  Selling, general and administrative
    expenses                                               2,452         2,060               6,904           5,794
  Development costs                                           17           225                  95             519
  Amortization of goodwill                                   187           107                 378             293
                                                     -------------------------------------------------------------

Total operating expenses                                  13,316        11,830              37,429          35,130
                                                     -------------------------------------------------------------

Operating income (loss)                                      826          (417)              1,691           1,830

Interest expense, net                                         96            65                 284             216
                                                     -------------------------------------------------------------

Income (loss) before income taxes                            730          (482)              1,407           1,614

Income taxes                                                 217            65                 433             625
                                                     -------------------------------------------------------------

Net income (loss)                                        $   513       $  (547)            $   974         $   989
                                                     =============================================================

Income (loss) per share -- basic                         $ 0.019       $(0.023)            $ 0.039         $ 0.042
                                                     =============================================================

Income (loss) per share -- assuming dilution             $ 0.019       $(0.023)            $ 0.037         $ 0.037
                                                     =============================================================

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

                                                                            September 30            December 31
Thousands of dollars                                                            1999                   1998
---------------------------------------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                                                  $ 1,920                $ 1,499
  Trade accounts receivable, less allowances of
    $476 in 1999 and $424 in 1998                                             10,662                 10,124
  Work-in-process                                                              4,211                  1,675
  Prepaid expenses and other                                                     711                    636
                                                                       --------------------------------------

Total current assets                                                          17,504                 13,934

Property, equipment and leasehold improvements:
  Office facilities and leasehold improvements                                   260                    258
  Equipment                                                                    8,653                  6,634
                                                                       --------------------------------------

                                                                               8,913                  6,892

  Less accumulated depreciation and amortization                              (4,353)                (4,133)
                                                                       --------------------------------------

Net property, equipment and leasehold improvements                             4,560                  2,759

Other assets:
  Goodwill, less accumulated amortization of
    $4,276 in 1999 and $4,025 in 1998                                         11,567                  5,428
  Other                                                                          372                    302
                                                                       --------------------------------------

Total other assets                                                            11,939                  5,730
                                                                       --------------------------------------

Total assets                                                                 $34,003                $22,423
                                                                       ======================================

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

                                                                          September 30            December 31
Thousands of dollars                                                          1999                   1998
-------------------------------------------------------------------------------------------------------------
Liabilities and Shareholder's Equity

Current liabilities:
  Notes payable to banks                                                  $  3,504               $  3,631
  Accounts payable                                                           4,275                  2,671
  Accrued payroll and related benefits                                       1,284                  1,222
  Other accrued expenses                                                     1,802                  2,110
  Deferred revenue                                                              55                    189
  Income taxes payable                                                       1,001                    724
  Current portion of affiliate debt                                            967                      -
  Current portion of long-term debt                                            951                    400
                                                                  ----------------------------------------
Total current liabilities                                                   13,839                 10,947

Long-term debt to affiliates, less current portion                             630                      -

Long-term debt, less current portion                                         1,291                    454

Commitments and contingencies                                                    -                      -

Shareholders' equity:
  Convertible Preferred Stock, no par value;
    authorized 2,000 shares; issued and
    outstanding 87 shares in 1999 and 1998                                     242                    242
  Common Stock, no par value; authorized
    40,000 shares; issued and outstanding
    27,643 shares in 1999 and 24,200
    shares in 1998                                                          49,005                 42,546
  Accumulated deficit                                                      (28,989)               (29,963)
  Accumulated other comprehensive income                                    (2,015)                (1,803)
                                                                  ----------------------------------------

Total shareholders' equity                                                  18,243                 11,022
                                                                  ----------------------------------------

Total liabilities and shareholders' equity                                $ 34,003              $  22,423
                                                                  ========================================

See accompanying notes.

 ALPNET, INC. AND SUBSIARIES

Consolidated Statements of Cash Flows (Unaudited)

                                                                              Nine Months Ended September 30
Thousands of dollars                                                           1999                    1998
------------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                           $        974            $        989
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization of property,
        equipment and leasehold improvements                                    791                     629
      Amortization of goodwill                                                  378                     293
      Other                                                                     241                    (249)
      Changes in operating assets and liabilities:
        (net of effect of acquisition)
          Trade accounts receivable                                            (703)                    338
          Work-in-process                                                    (1,681)                   (577)
          Other operating assets and liabilities                                (30)                   (161)
          Accounts payable and accrued expenses                                 730                     310
          Income tax payable                                                    266                     355
          Deferred revenue                                                     (178)                   (546)
                                                                     ----------------------------------------
Net cash provided by operating activities                                       788                   1,381

Investing activities:
  Purchase of property, equipment and leasehold
    improvements                                                             (2,002)                 (1,366)
  Net cash paid for acquisitions                                                (80)                      -
                                                                     ----------------------------------------
Net cash used in investing activities                                        (2,082)                 (1,366)

Financing activities:
  Proceeds from notes payable to banks                                          553                     128
  Principal payments on notes payable to banks                                 (923)                   (814)
  Proceeds from long-term notes to affiliates                                   731                       -
  Principal payment on long-term notes to affiliates                            (16)                      -
  Proceeds from long-term debt                                                1,378                     394
  Principal payments on long-term debt                                         (271)                   (297)
  Proceeds from exercise of stock options                                       211                     422
                                                                     ----------------------------------------
Net cash provided by financing activities                                     1,663                    (167)

Effect of exchange rate changes on cash                                          52                      55
                                                                     ----------------------------------------
Net increase (decrease) in cash and cash equivalents                            421                     (97)

Cash and cash equivalents at beginning of period                              1,499                   1,711
                                                                     ----------------------------------------
Cash and cash equivalents at end of period                             $      1,920            $      1,614
                                                                     ========================================
Cash paid during the period for:
  Interest                                                              $       286            $        218
  Income taxes                                                                  169                     270

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

September 30, 1999

1. BASIS OF PRESENTATION

   ALPNET, Inc. (the "Company") is a United States publicly-owned multinational corporation which was incorporated in the state of Utah in 1980. The Company provides services and solutions in the multilingual information services sector to businesses engaged in international trade. These services include translation, software localization, information management consulting, and systems integration. ALPNET has added capabilities to provide services comprising information analysis, development of information strategies, advice on information standards, and benchmarking and evaluation of available language products including information and documentation management systems, authoring and translation tools, and publishing software and browsers. The principal markets for the Company's services are North America, Europe and Asia.

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


2. ACQUISITION

   On June 30, 1999, the Company acquired the entire outstanding share capital of EP Electronic Publishing Partners GmbH ("EP"), a German corporation based in Nuremberg, Germany. EP designs and develops custom built computer software systems for document, information, knowledge and translation management. The acquisition cost of approximately $937,000 was paid as follows:

     Cash                                                           $ 98,000
     8% unsecured note due in one year                               320,000
     8% unsecured notes due in three equal installments in 36,
       48, and 60 months, convertible to common shares               133,000
     49,518 shares of ALPNET, Inc. common stock                      112,000
     Assumption of net liabilities and acquisition costs             274,000
                                                                    --------
     Total                                                          $937,000
                                                                    ========

ALPNET, INC. AND SUBSIDIARIES

   The acquisition is accounted for using the purchase method and the purchase price was allocated to software ($630,000) and goodwill ($307,000). The software and goodwill are being amortized on the straight-line method over 6 and 12 years, respectively.

   On July 30, 1999 the Company acquired the entire outstanding share capital of Technical Publishing Services B.V. ("TPS"), formerly Stork TPS, a Dutch corporation based in Hengelo, the Netherlands. TPS is active in industrial information consulting and translation services and in providing high end SGML publishing solutions to international corporations. The acquisition cost of approximately $6,392,000 was paid as follows:

     3,000,000 shares of ALPNET, Inc. common stock     $6,136,000
     Acquisition costs                                    256,000
                                                       ----------
     Total                                             $6,392,000
                                                       ==========

   The acquisition is accounted for using the purchase method and the purchase price was allocated entirely to goodwill which is being amortized on the straight-line method over 12 years. The stock purchase agreement also provides that additional shares of ALPNET common stock (up to a maximum of 1,800,000 shares) will be issued if the Company's share price is less than $2.50 on July 30, 2000 on the basis of 12,000 additional shares per $0.01 shortfall below $2.50.


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

ALPNET, INC. AND SUBSIDIARIES

The following table sets forth the computation of basic and diluted income per share.

                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30                        September 30
Thousands of dollars and shares                                  1999           1998                  1999          1998
------------------------------------------------------------------------------------------------------------------------
Numerator:
  Numerator for basic earnings
    per share -- net income (loss)                        $       513    $      (547)             $    974     $     989

  Effect of dilutive securities:
    Convertible notes                                              27              -                    27             -
                                                        -----------------------------------------------------------------
  Numerator for diluted earnings
    per share                                             $       540    $      (547)             $  1,001     $     989
                                                        =================================================================

Denominator:
  Denominator for basic income per
    share -- weighted-average shares                           26,579         24,108                25,108        23,703

  Effect of dilutive securities:
    Convertible Preferred Stock                                   786              -                   786           786
    Employee stock options                                        545              -                   762         2,133
    Convertible notes                                             633              -                   211             -
    Contingent shares                                             239              -                    80             -
                                                        -----------------------------------------------------------------
  Dilutive potential common share                               2,203              -                 1,839         2,919
                                                        -----------------------------------------------------------------
    Denominator for diluted income per
      share -- adjusted weighted-average
      share and assumed conversions                            28,782         24,108                26,947        26,622
                                                        =================================================================

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

ALPNET, INC. AND SUBSIDIARIES

6. COMMITMENTS AND CONTINGENCIES

   In 1997, the Company's French subsidiary terminated certain of its employees, some of whom initiated immediate legal actions in the French legal system which handles employment-related matters. Subsequently, other former employees also initiated similar actions. In 1997 and 1996, $270,000 was expensed related to statutorily-required costs of termination and the legal actions taken by specific employees. Approximately $16,000 remains accrued at September 30, 1999.

   The Company believes it has complied with all aspects of applicable French labor regulations in terminating the employees and is defending its actions vigorously. A preliminary judgement ruled in favor of the Company but an appeal is pending. While the ultimate outcome of this matter cannot be determined, management, based on the opinion of its French legal counsel, does not expect that the outcome of the legal actions will have a material adverse effect on the Company's results of operations or financial position.

   On February 23, 1998, the Company was named as one of several defendants in three civil actions. In these actions, each of the named plaintiffs, all of whom are German nationals, seek to recover monetary damages, in amounts to be proven at trial, including punitive damages, interest, and costs allegedly sustained as a result of securities transactions the plaintiffs entered into with several of the other named defendants. The Company has reached an agreement with the plaintiffs to dismiss the lawsuits against the Company for lack of causation and with no liability to the Company. The dismissals are currently being documented and are subject to approval by the court.

   The Company has committed to purchase approximately $1.1 million of software and related computer equipment during 1999 for a new enterprise and knowledge management system, which it is developing, of which $800,000 was acquired under capital leases in the nine-month period ended September 30, 1999.


7. GEOGRAPHICAL AND SEGMENT DATA

   The Company operates in one segment, multilingual information services. Within this segment, the Company also evaluates its performance internally by significant geographic regions.

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

ALPNET, INC. AND SUBSIDIARIES

                                                              Three Months Ended                  Nine Months Ended
                                                                 September 30                        September 30
Thousands of dollars                                        1999             1998                1999           1998
--------------------------------------------------------------------------------------------------------------------
Net external sales:
  North America                                         $  4,917        $   3,712            $ 14,735       $ 12,305
  Europe                                                   8,524            6,954              22,405         22,618
  Asia                                                       701              747               1,980          2,037
                                                     ------------------------------------------------------------------
                                                        $ 14,142        $  11,413            $ 39,120       $ 36,960
                                                     ==================================================================
Intercompany sales:
  North America                                         $    894        $     358            $  1,710       $  1,056
  Europe                                                   2,710            5,192               7,297          5,557
  Asia                                                     1,181            2,391               3,013          3,778
                                                     ------------------------------------------------------------------
                                                        $  4,785        $   7,941            $ 12,020       $ 10,391
                                                     ==================================================================
Income (loss) before income taxes:
  North America (a)                                     $   (288)       $    (85)            $   (870)      $   (176)
  Europe                                                     813            (225)               1,520          1,667
  Asia                                                       205            (172)                 757            123
                                                     ------------------------------------------------------------------
                                                        $    730        $   (482)            $  1,407       $  1,614
                                                     ==================================================================

(a) Includes corporate, general, and administrative expenses.

8. CONVERTIBLE NOTES

   During 1999, the Company issued $1,290,000 of convertible notes to private investors, $490,000 of which were issued to affiliates. These notes have a variable interest rate of U.S. prime plus 2%, and are repayable in three equal installments due 36, 48, and 60 months from the date of issuance. The outstanding principal is convertible, at the option of the lender, into restricted shares of the Company's common stock at any time after issuance. The conversion price is the average market value of the Company's stock for the five trading days prior to issuance of the note. The conversion price of the notes ranges from $1.72 to $2.40. The Company has the right to prepay the notes at any time prior to maturity. The outstanding principal of the notes is included in long-term debt ($800,000) and long-term debt to affiliates ($490,000) as of September 30, 1999.

ALPNET, INC. AND SUBSIDIARIES

   In conjunction with the Company's acquisition of EP, the Company issued $133,000 (DM 256,000) of convertible notes to former owners of EP. These notes bear an interest rate of 8 percent and are repayable in three equal installments due 36, 48, and 60 months from the date of the notes, June 30, 1999. The outstanding principal may be converted, at the option of the lender, into restricted shares of the Company's common stock at any time after June 30, 2000. The beginning conversion price is $2.25 (based on the average market value of the Company's stock for the five trading days prior to the note date, June 30, 1999) and increases by 10 percent per year beginning June 30, 2001. The Company has the right to repay the outstanding principal of the notes at any time without penalty. The outstanding principal of the notes is included in long-term debt to affiliates as of September 30, 1999.


9. NEW ACCOUNTING STANDARD

   During 1998, Financial Accounting Standards No 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), was issued which requires the Company to record all derivative instruments as assets or liabilities, measured at fair value. The Company adopted FAS 133 in the third quarter of 1999. The adoption of this statement did not have a material affect on the financial statements of the Company.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

The following Management's Discussion and Analysis should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto.


Results of Operations

The following paragraphs discuss the results of operations for the three month periods ended September 30, 1999 and 1998 ("third quarter 1999 and 1998" respectively) and the nine month periods ended September 30, 1999 and 1998.

Sales of services for the third quarter were $14.1 million for 1999 compared to $11.4 million for 1998 and the Company reported net income of $513,000 in 1999 compared to net loss of $547,000 in 1998. Sales of services for the nine months ended September 30, 1999, were $39.1 million compared with $37.0 million in 1998, and the Company reported net income of $974,000 in 1999 compared with $989,000 in 1998.

Sales of services for the third quarter 1999 are the highest ever recorded by the Company and approximately 24% higher than the third quarter 1998. Sales of services for the nine months ended September 30, 1999, are approximately 6% higher than 1998. Margins have been restored following the fall in the second half of 1998 as a result of extremely competitive trading conditions. The restoration of margins to previous levels is a positive development. While margins can fluctuate with the mix of the Company's revenues, management has aggressively sought to improve margins by eliminating ineffective production and excess capacity as part of the Company's restructuring which commenced in November 1998. This is explained more fully below.

During the quarter, the Company has integrated two recent acquisitions. These two acquisitions are a key component of ALPNET's strategic repositioning as a solution provider of technology driven, enterprise-wide multilingual information systems.

EP, now operating as ALPNET Technology, is playing a key role in a joint development project between ALPNET and Sun Microsystems to enhance ALPNET's core multilingual information management software. This technology is already in use at the European Commission and is now being offered to selected clients on an annual support fee basis. It can be fully integrated into enterprise applications such as workflow and document management systems to maximize the re-use of translated content. Translation costs can be reduced by well over 50% compared to the range of 20% achieved by existing tools on the market which are confined to individual or departmental use. EP has been included in the consolidated results of the Company since July 1, 1999, has contributed approximately $280,000 of revenue, and was profitable.

TPS, now operating as ALPNET Netherlands, provides information management consulting and systems integration services which, coupled with ALPNET's mainstream language business, expand the Company's service offering to clients. Optimal implementation and continuous improvement of the information cycle reduces costs and improves time-to-market in increasingly competitive global markets. ALPNET's existing Dutch operation has been fully integrated with TPS and now operates from a single site in Hengelo. TPS has been included in the consolidated results of the Company since August 1, 1999, has contributed approximately $1.7 million of revenue, and was profitable.

The Company has now increased revenues in 1999 over 1998 and re-established profitable operations with three consecutive quarters of net income. Management is committed to further improve sales and increase profitability during the rest of the year.

Sales of Services by Geographic Segment

The value of revenues, costs and net income reported in US dollars have been impacted somewhat by the effects of fluctuations in foreign currencies against the US dollar. This is described in more detail in the section "Foreign Exchange Risk."

North America total sales were $4.9 million for the third quarter 1999 compared with $3.7 million in 1998 and were $14.7 million for the nine months ended September 30, 1999, compared with $12.3 million in 1998. Sales in Canada increased 25% where demand, especially in automotive and financial sectors, remains strong. In the United States, sales increased 17% with virtually all the increase occurring in the third quarter. Management expects this general restoration of growth to continue in the United States but the amount and timing of actual orders is variable. Since the Company's reorganization, North American operations are under common management which maximizes the region's sales opportunities and production efficiency.

Total sales in Europe were $8.5 million in the third quarter 1999 compared with $7 million in 1998. For the nine months ended September 30, 1999, sales of services in Europe were $22.4 million (57% of total Company sales) compared with $22.6 million (61%) in 1998. The increased sales in the third quarter are attributable to the sales generated by TPS and EP. Still, sales in the U.K. continue to suffer due to difficult trading conditions in the region, especially in traditional translation services. European operations were unified under a new management structure during the second quarter of 1999 which has aggressively addressed the region's trading difficulties. Other European operations are trading at approximately the same levels as 1998.

Asia's reported sales of services for the nine months ended September 30, 1999, were approximately $2 million, and were at approximately the same level as 1998. The Company's presence in Asia has been significantly expanded in recent years by opening offices in new countries and expanding the capacities of existing offices. Demand for translation and localization for Asian markets from the business communities in the United States and Europe is currently at a relatively high level.

The Company's business can be impacted dramatically by changes in the strength of the economies of the countries in which it has a presence, and results of operations are highly influenced by general economic trends. In addition, sales and profitability are increasingly affected by the number and size of more complex multi-language projects. The Company experiences fluctuations in quarterly sales and profitability levels largely as a result of the increase or decrease in the number of such projects. Management expects this trend to continue. Nevertheless, the Company expects to be able to capture increased sales in an expanding market that is expected to result in overall long-term sales growth.


Cost of Services Sold

Cost of services sold for the nine months ended September 30, 1999 were $30.0 million, 77% of sales, compared with $28.5 million, 77% of sales in 1998. Cost of services sold as a percentage of sales of services may vary with the volume and nature of direct costs associated with large projects in each period. In common with the entire industry, margins were negatively affected by downward pressure from clients and competitors which started in late 1998. Although management expects this downward pressure to continue, margins have stabilized as a result of the restructuring and cost control measures implemented by management. Other actions taken to mitigate the effect of decreased margins include the development and implementation of a new enterprise and knowledge management system, more effective utilization of technology on a broader range of projects to improve the productivity of translators, and the development of stronger partnerships with clients to enable the Company to provide higher-margin, higher-value, information management consultancy, and systems integration services to clients.

Other Costs and Expenses

Selling, general, and administrative expenses were $6.9 million for the nine months ended September 30, 1999, an increase of $1.1 million over 1998. Management has extended its sales and marketing efforts and capabilities in substantially all of the Company's markets and has added capabilities, resources, and support services to enable it to expand its range of services in the higher value line of information management consultancy and systems integration services. Management believes that it can leverage its translation and localization capabilities and major client relationships by expanding into the broader field of multilingual information services. There has also been an increase in 1999 expenses compared with 1998 as the Company has organized a new operations group charged with directing the operations function of the Company.

Development costs were $95,000 for the nine months ended September 30, 1999, compared to $519,000 in 1998, a decrease of $424,000. The acquisition of EP gives the Company access to new technology that will substantially enhance and compliment the Company's existing tools. In 1999, ongoing development costs have been reduced and the Company expects to fund major future development jointly with clients and partners.

Goodwill amortization was $378,000 compared to $293,000, an increase of $85,000. The additional amortization relates to the acquisitions of EP and TPS.

Net interest expense was $96,000 in the third quarter 1999, an increase of $31,000 compared to 1998, and for the nine months ended September 30, 1999, was $284,000 an increase of $68,000 compared to 1998. The increase is due to higher average balances outstanding under bank lines of credit, increases in long-term debt used to finance certain equipment and software purchases, the issuance of convertible notes, and the assumption of debt relating to the acquisitions.

The US parent company and each of its subsidiaries are separate legal and taxable entities and are subject to domestic or foreign taxes pertaining to operations in their respective jurisdictions. For tax purposes, the US parent company, and certain of its subsidiaries, have unused net operating losses from prior years which can be utilized to reduce future years' taxable income of the respective entities. The availability of these net operating losses is governed by applicable domestic and foreign tax rules and regulations, some of which limit the utilization of such losses due to minimum tax requirements and other provisions. Income tax expense, as presented in the Consolidated Financial Statements, represents the combined income tax expense and income tax credits of all of the entities of the Company.

After the utilization of net operating loss carryforwards, income tax expense was $217,000 in the third quarter 1999, compared with $65,000 in 1998, and for the nine months ended September 30, 1999, was $433,000, compared with $625,000 in 1998. Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization of net operating loss carryforwards in many of these jurisdictions. The US parent company has a net operating loss carryforward for US Federal tax purposes but has no net operating loss carryforwards for state income tax purposes.


Restructuring

In response to volatile global market conditions, the Company implemented a reorganization of the Company's structure and operations in November 1998. The plan included centralization of production operations, elimination of production capacity including personnel, facilities and other support costs, and the re-organization of the sales function.

The total restructuring costs of $1,291,000, charged against income in 1998, comprised planned employee termination costs and lease cancellation costs in four principal areas:


Thousands of dollars                                    No. of             Employee              Lease
(except employee no.'s)                               Employees           Termination         Cancellation            Total
----------------------------------------------------------------------------------------------------------------------------
USA restructure                                           42                  $212                $158                $ 370

Belguim production facility                               16                   106                  50                  156

Executive terminations                                     3                   340                   -                  340

Europe restructure                                        21                   235                 190                  425
                                                  --------------------------------------------------------------------------
Total                                                     82                  $893                $398              $ 1,291
                                                  ==========================================================================

The operations in the USA and Belgium relate to offices established by the Company and consequently have no attributable goodwill. The European restructure relates primarily to operations in the U.K. and Spain. These operations were acquired by the Company in 1988 as part of the purchase of Interlingua Group Ltd, a group of translation companies that also included operations in Asia. The future prospects of both of the restructured businesses have been enhanced by these actions. Management has reviewed the future projected revenue from these businesses and concluded that no impairment of goodwill has occurred.

The restructuring costs summarized above represent costs paid during 1998, 1999 and accrued at September 30, 1999.


Thousands of dollars                                    No. of             Employee              Lease
(except employee no.'s)                               Employees           Termination         Cancellation            Total
----------------------------------------------------------------------------------------------------------------------------
Total                                                     82                  $893                $398               $1,291

Paid Prior to June 30, 1999                               81                  (788)               (200)                (988)
                                                           1                   105                 198                  303

Paid in the third quarter 1999                             -                   (53)                (56)                (109)

Outstanding as of September 30, 1999                       1                  $ 52                $142               $  194
                                                  =========================================================================

Employee termination costs are payable according to the relevant local law which often provides for payments to be made over a number of months. Lease cancellation costs represent the full cost of terminating leases according to the terms of the lease contracts less expected sub-lease income, if any.

Enterprise and Knowledge Management System

Based upon concepts developed in 1998, management of the Company has continued in the design, development, and preparation for installation of an enterprise and knowledge management system. This system will be installed throughout the Company's operations and will provide for flexible and informed analysis of operations, provide wide and timely dissemination of information, facilitate rapid decision making, and allow all managers to be focused on common goals for improved performance and profitability. This enterprise system is known as ALPNET Planet.

ALPNET Planet will encompass all front and back office functions as well as strategic management needs. It will also monitor and validate processes by measuring how work is being performed against established policies and procedures. Management expects the implementation of this system, upon its completion, to have a significant, positive effect on the operating performance of the Company.

The most valuable component of ALPNET Planet will be its knowledge management package which will capture and manage the Company's information, knowledge, and expertise. It will centralize and leverage all translation memories, terminology databases, and localization know-how in one highly organized data warehouse.

ALPNET Planet will be developed, tested, and prepared for installation throughout 1999. Implementation of certain modules is expected to commence in the first quarter of 2000 and continue through the second quarter of 2000 as modules are completed. The Company will lease the major hardware and software components of the system which will then be adapted by the Company according to design specifications.

In conformity with the FASB Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company is capitalizing the costs to develop ALPNET Planet. Total costs of the computer software, computer hardware and other costs of the Planet system are expected to be approximately $2.35 million, approximately $1.1 million of which represents purchased or leased software and equipment while the remaining $1.25 million represents costs of customization and development. The system costs will be amortized over a 48-month period commencing in the year 2000 as each module of the system becomes fully functional and ready for its intended use. Total ALPNET Planet system costs of approximately $620,000 have been capitalized during the third quarter 1999, and $1.56 million during the nine months ended September 30, 1999.


Liquidity and Sources of Capital

For the nine months ended September 30, 1999, the Company had a positive cash flow from operations of approximately $788,000 compared with positive cash flows from operations in 1998 of $1.4 million. In 1998, the Company's investing activities consisted primarily of the acquisition of equipment needed to maintain or upgrade production capability. In 1999, equipment acquisitions of $2 million included approximately $800,000 of software and related equipment for ALPNET Planet and another approximate $760,000 of capitalized costs related to ALPNET Planet. The cash component of the acquisition of EP was $98,000. There was no cash component of the acquisition of TPS. The acquisitions are described more fully in note 2 to the financial statements.

Financing activities for the nine months ended September 30, 1999 and 1998 included fluctuations in the amounts utilized under bank lines of credit to finance the Company's working capital needs and changes in outstanding debt used to finance equipment purchases. During the nine months ended September 30, 1999, the Company issued a series of convertible notes to private investors approximating $1.4 million, which is discussed in more detail in note 8 to the financial statements. The Company has the right to repay the notes prior to maturity. The proceeds of the notes will be used to provide working capital for the Company and its newly acquired subsidiaries and provide funding for the development of ALPNET Planet.

At September 30, 1999, the Company's cash and cash equivalents were approximately $1.9 million, which represented an increase of $400,000 during 1999. At September 30, 1999, the Company had working capital of approximately $3.7 million, compared to working capital of approximately $3 million at December 31, 1998.

The Company's primary working capital requirements relate to the funding of accounts receivable and work-in-process on large projects. The Company funds some of its working capital needs with credit facilities with financial institutions in the US, Canada, the UK, Germany, Spain and the Netherlands. Most of the credit facilities are secured by accounts receivable and other assets of the Company or its subsidiaries. As of September 30, 1999, the Company had unused amounts under these credit facilities of approximately $800,000.

The Company's only significant commitments for capital expenditures during 1999 approximate $1.1 million for ALPNET Planet software and related computer equipment which will be acquired primarily under capital leases during 1999. Approximately $800,000 of software was acquired during the nine month period ended September 30, 1999. Capital expenditures in future periods are expected to vary according to the overall growth of the Company. The Company plans to acquire and place additional translation services workstations and other related software and computer equipment in its offices in connection with future orders from customers, as such orders are received. The Company expects to finance a certain portion of future equipment costs with terms similar to the financing arrangements entered into in recent years.

In November 1998, the Company commenced implementation of an aggressive and fundamental restructuring of the Company's organization and operations, as discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations. This restructuring had a negative effect on cash flow of approximately $770,000 for the nine months ended September 30, 1999. Additional negative cash flows related to this reorganization in the amount of approximately $194,000 are estimated for the remainder of 1999.

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

The Company believes it has the ability to issue additional equity securities or obtain funding through the issuance of additional notes if necessary. In certain past years, the Company has relied on major shareholders of the Company to fund some obligations, but the Company currently has no firm commitments from, nor are there any obligations of, any such shareholders to provide any debt or equity funds to the Company.

It is more difficult to assess cash flows beyond 1999, and the ability of the Company to meet its commitments without additional sources of funding is directly related to the Company's operations providing a positive cash flow. Should the Company's operations fail to provide adequate funds to enable it to meet its future financial obligations, management has the option, because of the Company's organizational structure, to cut costs by selectively eliminating operations which are not contributing to the Company financially.

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

Substantially all of the Company's deferred tax assets at September 30, 1999 and December 31, 1998 were comprised of net operating loss carryforwards for which the Company has provided allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards exist, and the specific rules and regulations governing the utilization of such losses, including the dates by which the losses must be used.


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

The following table shows a comparison of sales of services in each of the Company's significant geographic segments for the nine months ended September 30, 1999 and 1998, along with the effect of foreign currency exchange rate fluctuations on sales between periods.


                                                                          Increase (Decrease)
                                           Nine Months                 Sales of Services due to           Total
                                        Ended September 30              Sales         Currency           Increase
Thousands of dollars                  1999             1998            Volume       Fluctuations        (Decrease)
-------------------------------------------------------------------------------------------------------------------
North America                $      14,735    $      12,305      $     2,523    $        (93)    $        2,430
Europe                              22,405           22,618              318            (531)              (213)
Asia                                 1,980            2,037             (118)             61                (57)
                            ---------------------------------------------------------------------------------------
Total Sales                  $      39,120    $      36,960      $     2,723    $       (563)    $        2,160
                            =======================================================================================


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

Total sales for the nine months ended September 30, 1999, of $39.1 million were $563,000 lower as a result of fluctuations in foreign currencies. These fluctuations caused total operating expenses and interest expense to be $485,000 lower resulting in a reduction to net income of $78,000. The Company does not currently use any financial instruments to manage or hedge foreign exchange risk either for trading or other purposes. The revenue mix and currency trends are monitored on an ongoing basis to identify any changes that might significantly affect the Company's net results.

The translation of foreign denominated assets and liabilities at year-end exchange rates results in an unrealized foreign currency translation adjustment recorded as a separate component of shareholders' equity and reported as other comprehensive income. The foreign currency adjustment to shareholders' equity for the nine months ended September 30, 1999, was an increase of $212,000 compared to a reduction of $412,000 in 1998. As of September 30, 1999, the cumulative net effect to the Company of the equity adjustment from movements in foreign currency exchange rates was a reduction of approximately $2 million in shareholders' equity. A significant portion of the cumulative foreign currency adjustment relates to changes in the carrying value of goodwill, which is denominated entirely in foreign currencies.


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

The Company has determined that it will need to modify or replace the operations administration system for one of the Company's foreign subsidiaries. This system will be replaced during the fourth quarter of 1999 in connection with the implementation of ALPNET Planet. As part of the implementation of this new system, the entire accounting and information systems of the Company will be replaced. The Company's proprietary translation software system, TSS, has been Year 2000 compliant since its development in the mid-80's.

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


Status

The Company has completed a full evaluation of all its systems and has completed the remediation phase of its Year 2000 plan. The Company has replaced all critical systems and hardware that are not Year 2000 compliant with the exception of the systems that ALPNET Planet will replace. ALPNET Planet, which is fully Year 2000 compliant, is expected to replace all remaining non-compliant systems.

The Company has completed testing of equipment and software, with the exception of ALPNET Planet, which is being tested as it is developed and implemented.


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

The Company has contracted with Equant NV to provide a secure, Year 2000 compliant Wide Area Network to facilitate the exchange of electronic information between all ALPNET offices. The majority of the network is currently operational and the entire network will be operational by December 1, 1999.

Costs

The Company is utilizing primarily internal resources to reprogram, replace, test and implement the software and operating equipment for required Year 2000 modifications. The total costs of the Year 2000 project is estimated at $200,000 of which $100,000 ($30,000 expensed and $70,000 capitalized for new equipment) was incurred in the year ended December 31, 1998. Of the total estimated remaining project costs, approximately $30,000 was paid in the second quarter for replacement equipment. Approximately $30,000 was paid in the third quarter for testing and monitoring of the new systems. The remaining $40,000 is related to the replacement of the operations administration system in the Company's UK subsidiary and will be paid in the fourth quarter.


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


Contingency Plans

While the Company has not yet identified Year 2000 issues that pose a significant risk to its ability to conduct normal business activities, the Company continues in its process of determining what contingency plans, if any, will be necessary to mitigate the impact of the Year 2000 issue.


Recent Acquisitions

The ALPNET Planet system will be implemented at EP on the same schedule as the Company's other offices. The Company has evaluated the Year 2000 status of the systems that ALPNET Planet will not replace. No significant Year 2000 issues have been discovered. Year 2000 remediation and testing will be completed by November 30, 1999.

The Company's evaluation of Year 2000 readiness at TPS has been completed. No significant year 2000 issues have been discovered. ALPNET Planet will be implemented at TPS on the same schedule as the Company's other offices.


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

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

         Axel Hofstadt, et al., vs. Wellshire Securities, Inc., et al., pending
         --------------------------------------------------------------
         in the United States District Court for the District of Utah, Central Division, as case No. 2:96 CV 0327B. This action has been pending since April 9, 1996. By means of a Third Amended Complaint, dated February 23, 1998, the Company was added as a named defendant. This action is brought by 74 plaintiffs, all of whom are German nationals. The Company is one of 18 named defendants.

         Christa Wenneman, et al., vs. Douglas E. Brown, et al., pending in the
         -------------------------------------------------------
         United States District Court for the District of Utah, Northern Division, as case No. 94 CV 967G. This action has been pending since October 6, 1994. By means of a Fourth Amended Complaint, dated February 23, 1998, the Company was added as a named defendant. This action is brought by 128 plaintiffs, all of whom are German nationals. The Company is one of 19 named defendants.

         Fuchs, et al., vs. Wellshire Securities, Inc., et al., pending in the
         ------------------------------------------------------
         United States District Court for the District of Utah, Northern Division, as case No. 96-CV 589. This action has been pending since October 6, 1994. By means of a Fourth Amended Complaint, dated February 23, 1998, the Company was added as a named defendant. This action is brought by 9 plaintiffs, all of whom are German nationals. The Company is one of 19 named defendants.

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

         The Company has reached an agreement with the plaintiffs to dismiss the lawsuits against the Company for lack of causation and with no liability to the Company. The dismissals are currently being documented and are subject to approval by the court.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      The following exhibits are included herein:

         27 Financial Data Schedule

(b) On July 14, 1999, the Company filed a Form 8-K in respect of the acquisition of EP Electronic Publishing Partners GmbH ("EP"). The Company subsequently filed an amended 8-K on September 10, 1999, which includes historical EP financial statements and pro forma financial information.

         On August 11, 1999, the Company filed a Form 8-K in respect of the acquisition of Technical Publications Services B.V. "TPS", formerly Stork TPS. The Company subsequently filed an amended Form 8-K on October 14, 1999, which includes historical TPS financial statements and pro forma financial information.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ALPNET, Inc.
                                    ------------
                                    Registrant



Date: 15 November 1999              /s/ Michael F. Eichner
      ----------------              ------------------------------------
                                    Michael F. Eichner
                                    Chairman of the Board



Date: 15 November 1999              /s/ John W. Wittwer
      ----------------             -------------------------------------
                                    John W. Wittwer
                                    Vice President Finance