Form 10-K405
period 1999-12-31
ALPNET INC
filed 2000-03-30
CIK 712425

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999.

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM       TO        .
                                                ------    -------

                         Commission File Number 0-15512

                                  ALPNET, INC.
             (Exact name of registrant as specified in its charter)

                      UTAH                                  87-0356708
                      ----                                  ----------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                 Identification No.)

  4460 SOUTH HIGHLAND DRIVE, SUITE #100, SALT LAKE CITY, UTAH         84124-3543
  -----------------------------------------------------------         ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

Based on the average bid and ask price of $8.63 at March 10, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $174,700,186.

The number of shares outstanding of the registrant's Common Stock as of March 10, 2000 was 27,944,340.

                       DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents from which information is incorporated by reference herein, and the Parts of this Form 10-K into which such incorporation by reference is made:

Definitive Proxy Statement dated April 10, 2000 - Part III of this Form 10-K.

                                TABLE OF CONTENTS

  FORM 10-K
   ITEM NO.                                         NAME OF ITEM                                     PAGE
-------------                                       ------------                                     ----
PART I

      Item  1.        Business..................................................................       3
      Item  2.        Properties................................................................       7
      Item  3.        Legal Proceedings.........................................................       8
      Item  4.        Submission of Matters to a Vote of Security Holders.......................       8

PART II

      Item  5.         Market for Registrant's Common Equity and Related Stockholder
                          Matters...............................................................       8
      Item  6.         Selected Financial Data..................................................       9
      Item  7.         Management's Discussion and Analysis of Financial Condition and
                           Results of Operations.................................................     10
      Item  7a.        Quantitative and Qualitative Disclosures About Market Risk................     14
      Item  8.         Financial Statements and Supplementary Data...............................     16
      Item  9.         Changes in and Disagreements with Accountants on Accounting and
                           Financial Disclosure..................................................     38

PART III

      Item 10.         Directors and Executive Officers of the Registrant........................     38
      Item 11.         Executive Compensation....................................................     38
      Item 12.         Security Ownership of Certain Beneficial Owners and Management............     38
      Item 13.         Certain Relationships and Related Transactions............................     38

PART IV

      Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........     39

SIGNATURES.......................................................................................     40

                                     PART I

FORWARD LOOKING STATEMENTS

The statements in this Annual Report on Form 10-K that are not based on historical data are forward looking, including for example, information about future sales growth in various markets in future periods, expected changes in the levels of various expenses, including income taxes; the Company's plans for future investments in new offices, services, or products; and financing plans and expectations.

Forward looking statements involve numerous risks and uncertainties that could cause actual results to be materially different from estimated or expected results. Such risks and uncertainties include, among many others, a change in the Company's business model, adequate funding to execute the new business plan, fluctuating foreign currency exchange rates, changing levels of demand for the Company's services, the effect of constantly changing general economic and political conditions in all of the various countries in which the Company has operations, the impact of competitive services and pricing, uncertainties caused by clients (including the timing of projects and changes in the scope of services requested), and other risks and uncertainties that may be disclosed from time to time in future public statements or in documents filed with the Securities and Exchange Commission. As a result, no assurance can be given as to future results.

ITEM 1.    BUSINESS

(a)        GENERAL DEVELOPMENT OF BUSINESS

ALPNET, Inc. ("ALPNET" or the "Company") is a United States multinational corporation which was incorporated in the State of Utah in 1980. The Company provides services and solutions in the multilingual information management services sector to businesses engaged in international trade. ALPNET is one of the largest dedicated suppliers of such services and solutions in the world.

The Company was originally established to develop and market foreign language translation software and is regarded as a pioneer in the field of multilingual software development. The acquisition of several leading translation service providers in 1987 and 1988 established the Company's international presence. The Company further expanded into foreign markets in 1994 through the formation of additional foreign subsidiaries and branches. As of December 31, 1999, the Company has wholly-owned foreign subsidiaries or branches in the following countries: Canada, Brazil, United Kingdom, the Republic of Ireland, Germany, France, Spain, the Netherlands, Sweden, Singapore, Korea, China, Japan and Thailand.

During 1999, the Company embarked on a strategic repositioning to evolve its current service offering into an Internet-based Application Service Provider ("ASP") which will rent multilingual information management software applications via the Internet. The Company will also utilize this new ASP business model to more effectively deliver its value-add information consultancy and language technology integration services. Two strategic acquisitions were completed during 1999 that form an integral part of this strategic repositioning.

On June 30, 1999, the Company acquired EP Electronic Publishing Partners GmbH ("EP"), a German corporation which designs and develops custom built computer software systems for document, information, knowledge and translation management. The technology and expertise obtained through this acquisition provides the Company with a network-centric multilingual information management system.

On July 30, 1999, the Company acquired Technical Publishing Services B.V. ("TPS"), a Dutch corporation providing information management consulting, systems integration services and high-end SGML (Standard Generalized Markup Language) and XML (eXtensible Markup Language) publishing solutions to international clients.

Further financial information about the acquisitions is provided in note 3 to the Consolidated Financial Statements.

(b)        FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT

The Company operates in one business segment: multilingual information management services.

(c)        NARRATIVE DESCRIPTION OF BUSINESS

           GENERAL

The Company's existing service offering provides a full range of language services and solutions specifically tailored to clients engaged in international business. Among the services the Company offers are localization, documentation, translation, information consultancy and language technology integration.

Localization is primarily offered to clients in the information technology
(IT) market and encompasses a complete linguistic, technical and cultural adaptation of products for foreign language markets. Localization services include glossary development, translation, content creation and adaption, desktop publishing, electronic and web publishing, graphics, multimedia, creative tasks, and a complete range of engineering and software testing activities.

Documentation services are offered to a wide range of industrial clients in the automotive, consumer electronics, telecommunication, financial services, manufacturing, and other industries. The Company provides a complete service for companies that produce printed and electronic documentation and training materials. Documentation services include translation, glossary development, electronic publishing, graphics and web publishing.

Translation services are offered to diverse clients from all industries. Such services may include the translation of text in a brochure, memorandum, sales presentation, letter, magazine or any other text. ALPNET performs translation services through its entire network in 15 countries.

Information consultancy services include information development and content creation. Such services include information analysis and development of information strategies. Clients can significantly increase efficiency and reduce costs by applying controlled language authoring tools, creating information using SGML or XML, implementing document management systems, and by following established industry standards.

Language technology integration services include benchmarking and evaluation of language tools, workflow definition and customization, process optimization, controlled language definition, training, terminology management, tools integration, database development and other language services such as the utilization of translation memories, machine translation, and the definition of production and quality assurance procedures.

           CHANGE IN BUSINESS MODEL

The Company's position as a leading supplier of multilingual information management services for almost 20 years has provided it with substantial experience in managing linguistic resources spanning people, linguistic data and technology. The Company currently offers its services on a project by project basis according to the specific needs of the client. This project-based approach makes client demand and resource planning difficult to predict which can lead to fluctuating revenue and operating results. However, the globalization of business and rapid growth of the Internet has intensified the need for clients to implement effective multilingual information strategies to support their Internet and eCommerce business models. Product life cycles and time-to-market are shortening in many industries and businesses need to manage information in Internet time while substantially reducing localization costs. A project-based approach is too slow and costly in this new business environment.

The Company has recognized that a key business problem faced by its clients is the absence of a cost-effective information management platform that exploits the systematic use and reuse of information. Information reuse is essential in translating and managing content in multiple languages. Poor reuse compromises information quality and value and increases the cost of doing business globally. The Company proposes to solve this business problem for its existing and future clients by repositioning itself as an Internet-based ASP. Through an Internet-based system called ALPNETXchange, the Company will host integrated Web-based software applications that will enable clients to create, localize, manage, warehouse, reuse and distribute information tailored for global and local needs. The Company will host dedicated client data servers allowing clients to integrate multilingual information management capabilities directly into their own business processes. The Company's new ASP business model is expected to transform multilingual business information into a globally reusable asset.

           ALPNETXCHANGE

ALPNETXchange is a natural extension of the enterprise information system that the Company started designing and developing during 1999. Originally conceived for internal use, and previously called ALPNET Planet, the enterprise information system automates all workflow processes throughout the Company's operations. ALPNETXchange also includes an extranet portal through which clients can transact business with ALPNET and access their multilingual information stored and managed on ALPNET servers. The most valuable part of the ALPNETXchange system is a knowledge management component which centralizes and leverages all translation memories, terminology databases and localization know-how. This component provides the critical function of information reuse.

The acquisition of EP accelerated the development of the knowledge management component. EP has developed a network-centric multilingual information software system for the translation division of the Commission of the European Community. The system currently supports 600 users working with 18 million linguistic segments and a throughput of approximately one million pages per year in multiple languages. The EP system is a substantial foundation for the knowledge management component of the ALPNETXchange system. It is being further developed and enhanced under a joint technology development agreement with Sun Microsystems.

The acquisition of TPS enhances the Company's expertise in key areas of information management. The new ASP business model requires a rapid proliferation and training of consulting skills throughout the Company. Skills ranging from SGML / XML implementation, integration of workflow, content creation, content management and multilingual information systems are the core competency of TPS. XML is critical to information reuse and is the optimum platform for the delivery of eCommerce content.

Both of these strategic acquisitions provide the Company with additional key skills and technology which complement the Company's existing core linguistic competencies. With this base, the Company is positioned to transition to the new ASP business model. The Company's plan provides for a controlled transition which will retain existing clients and revenue while building its ASP capability. Many of the Company's existing clients are expected to migrate to the new ASP business model.

           MARKET

The market for multilingual information management services has been growing in recent years in line with the growth of global business. Political, economic and technological changes have created and expanded opportunities for significant increases in international trade. A single world market is emerging where it is possible for companies to reach their clients around the world in just seconds, regardless of distances, borders and barriers.

As borders disappear, the need to localize domestic products for foreign markets is increasing rapidly. Globalization is opening up an era of multilingual information management. Traditionally, products and documentation are first completed for the home market and then companies face the painful hurdle of localization before shipping the products to their foreign customers. Increased competition is forcing companies to reduce time-to-market and cut costs. As a result, information must be enabled for global markets so that the localization process is easier to manage. The keys to reduced time to market and lower costs are standardization and integration. If information is standardized in a universal format such as SGML or XML, it can be stored in a central repository and it is then possible to integrate the processes of information development, translation, distribution and consumption as information is needed.

Outsourcing of non-core business activities such as translation, localization and related services is a general trend as many companies critically question the rationale for maintaining in-house information management capabilities. Estimates of the current size of the outsourced localization and translation market worldwide vary, but are consistently projected as several billion dollars. The Company's target markets are characterized as being global and information intensive. The current client base spans several vertical industry sectors including automotive, information technology, telecommunications, business-to-business services, Internet, healthcare, pharmaceutical, financial services, and consumer electronics. New horizontal market sectors will also be targeted for the Company's services including human resource management, help desk, corporate administration, marketing and corporate communications. Each of these sectors has the potential for significant volumes of globally reusable information assets.

The growth of the Internet and the rapid emergence of eCommerce is having a dramatic effect on the size of the market. As the Web grows, the demand for multilingual information management services is expected to increase significantly and may exceed supply. There has been a significant increase in the non-English speaking Web user population across the world. These users have a natural preference for localized content in both language and culture. Business users on the Web are significantly more likely to purchase when addressed in their own language and the majority of users who encounter a non-native language site either leave or look for a translated version. It is predicted that a majority of Web users will soon be non-English speakers which will be reflected in the increasing volume of multilingual Web content. This market growth is the catalyst for the Company's strategic repositioning which will offer clients the accessibility and convenience of an ASP model.

           MARKETING

In marketing the Company's existing services and solutions, the Company believes it has some very strong selling points:

GLOBAL REACH AND SIZE OF OPERATIONS. The Company is one of the largest providers in its industry sector with operations in all the economically significant markets.

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

INNOVATIVE STRENGTH. The Company has been an innovator in the industry for many years. It was the first company to develop translation memory technology and the first to establish a global translation network. ALPNET is one of the first global providers to focus on new solutions like language technology integration and information consultancy services.

During 1999, the Company has enhanced its existing market position by expanding and strengthening its corporate marketing function. A dedicated eCommerce marketing group has been created to target Fortune 1000 clients in the critical market segments. Several new marketing initiatives have been launched during the year. Partnerships and alliances are being forged with eBusinesses, Web architects, online business-to-business service providers, content management and information solution companies. These alliances will allow the Company to offer its multilingual services in partnership with those service providers who are driving the growth of the Web. Promotional activity has been increased with the appointment of an international public relations firm which will raise the Company's profile in key industries. A new advertising company has been engaged to implement a worldwide corporate branding program. Marketing activity is expected to intensify throughout the coming year in support of the launch of ALPNETXchange and the Company's new ASP business model.

           MAJOR CLIENT

Sales to a single client in the computer industry accounted for 4%, 5% and 11% of total revenues in 1999, 1998 and 1997, respectively. Relations with this client are satisfactory and management believes a significant portion of 2000 revenues will also be attributable to this client. No other client accounted for more than 10% of revenues in any year.

           COMPETITION

The Company has traditionally competed with companies focused mainly on the information translation needs at the end of the information creation and management process. Competition in this area is widely diverse. At one end of the spectrum are small, single-site agencies with a generalist approach that offer services normally limited to translation. At the other end of the spectrum are a few large, multi-site companies that offer turnkey services (more than translation only) and that often focus on providing "solutions" for specific industries. Between these extremes, are all kinds of mixed forms.

The industry has been highly fragmented and often referred to as a "cottage industry." In the last five years, however, there has been significant consolidation with many mid-sized translation companies being acquired by large companies in various industries. A number of new companies, perceiving the huge market opportunity, have also entered the market. In addition to the Company, a top-tier of industry players has emerged including LionBridge, Berlitz, Bowne, Lernout & Hauspie, and Xerox. Despite these recent trends, all of the major companies within the industry have a relatively small market share with no one dominant provider. The Company differentiates itself from its competition through its proprietary technology, established global presence and existing client base.

PROPRIETARY TECHNOLOGY. The Company has developed proprietary technology and has been a recognized technology innovator in the industry since incorporation. The basis of the Company's current and future service offering is its proprietary technology which represents hundreds of man-years of development and contains unique functional capabilities. This technology forms a substantial barrier to entry that could only be overcome by a comparable investment. Key technology owned by the Company includes existing translation and multilingual information management software in addition to the ALPNETXchange workflow and Internet portal currently under development.

ESTABLISHED GLOBAL PRESENCE. The Company was the first to create a global translation network in key countries throughout the world. This global presence is organized into regionally-focused sales and operations divisions allowing the Company to leverage direct access to native-speaker localization expertise. Centrally focused competitors often rely on non-native resources. Creating a global presence requires significant investment and the successful integration of previously disparate operations is difficult and time consuming.

ESTABLISHED CLIENT BASE. Revenue generating relationships with thousands of clients have been established by the Company over many years. The Company has built strong relationships with numerous Fortune 500 clients and industry leaders. These relationships represent a significant penetration of key market segments. This base represents a significant barrier to entry, especially for new entrants to the industry.

           DEVELOPMENT AND CLIENT SUPPORT

During 1999, the Company capitalized approximately $1.5 million on the development of ALPNETXchange as discussed in note 5 to the Consolidated Financial Statements. The acquisition of EP has provided the Company with additional functional technology. Where appropriate, the Company plans to develop technology in cooperation with strategic partners. An agreement has been signed with Sun Microsystems for the joint development of language translation management computing infrastructure technology. The Company has also initiated a Community Source Program to accelerate the development of multilingual information management technology. During 1999, 1998 and 1997, the Company expensed approximately $99,000, $730,000, and $391,000, respectively, on technology development and support activities.

           EMPLOYEES

As of December 31, 1999, the Company employed 643 persons. The Company requires sales, project management, language services production, technical support, and consultancy services personnel in order to obtain, manage and produce major multilingual information projects. The Company is dependent upon an adequate supply of skilled professionals in each of these primary disciplines to meet the requirements of its clients and prospective clients. The Company has already successfully hired additional employees with the leading edge skills and experience required to implement the new ASP business model. Further recruitment is planned throughout the transitional period and the ability to attract and retain the best professional staff is a key corporate goal. A dedicated human resources function, organized on a regional basis, maintains global employee policies and supports recruitment, training and career management. Employees of TPS in the Netherlands are represented by a labor union and there is a works council in Germany. The Company believes relationships with its employees to be good.

Due to the nature of its business, the Company also retains, on an as-needed basis, a supply chain consisting of a large number of translators and other service professionals who are independent contractors.

(d)      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
         SALES

Financial information concerning the Company's foreign and domestic operations is presented in note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K and is incorporated herein by reference.

ITEM 2:    PROPERTIES

ALPNET's corporate headquarters are located in Salt Lake City, Utah. Customer service and production facilities used by the Company as of December 31, 1999, all of which are leased, are listed below.


                                                           Location
                                         ----------------------------------------------
                    Americas             USA, Canada, Brazil
                    Europe               United Kingdom (2), Germany (6), Republic of
                                         Ireland, France, Spain, the Netherlands, Sweden

                    Asia                 Singapore, Korea, China, Japan, Thailand

ITEM 3:    LEGAL PROCEEDINGS

AXEL HOFSTADT, ET AL., VS. WELLSHIRE SECURITIES, INC., ET AL., pending in the United States District Court for the District of Utah, Central Division, as Case No. 2:96 CV 0327B. The Company was one of 18 named defendants. On December 7, 1999, ALPNET was dismissed from the action, with prejudice.

CHRISTA WENNEMANN, ET AL., VS. DOUGLAS E. BROWN, ET AL., pending in the United States District Court for the District of Utah, Northern Division, as Case No. 94 C 967G. The Company was one of 19 named defendants. On December 7, 1999, ALPNET was dismissed from the action, with prejudice.

FUCHS, ET AL., VS. WELLSHIRE SECURITIES, INC., ET AL., pending in the United States District Court for the district of Utah, Northern Division, as Case No. 96-CV589. The Company was one of 19 named defendants. On December 7, 1999, ALPNET was dismissed from the action, with prejudice.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ALPNET's Common Stock trades on The Nasdaq Stock Market under the symbol AILP. The following table shows the range of high and low trading prices as reported by The Nasdaq Stock Market for the years 1998 and 1999:

         1998                                                                HIGH              LOW
         ----                                                                ----              ---
         Quarter ended March 31, 1998                                        $2.94            $2.00
         Quarter ended June 30, 1998                                          4.87             2.69
         Quarter ended September 30, 1998                                     5.03             2.31
         Quarter ended December 31, 1998                                      2.03             1.25

         1999                                                                 HIGH              LOW
         ----                                                                 ----              ---
         Quarter ended March 31, 1999                                        $2.56            $1.50
         Quarter ended June 30, 1999                                          2.47             1.59
         Quarter ended September 30, 1999                                     2.78             1.69
         Quarter ended December 31, 1999                                      4.75             1.66

As of March 10, 2000, there were 397 shareholders of record; however, the Company estimates the actual number of beneficial owners approximates 14,000. No dividends have been declared on the Company's Common Stock. The Company is currently prohibited from paying dividends under Utah corporate law.

ITEM 6:    SELECTED FINANCIAL DATA

The following selected financial data are derived from the Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included therein.

FINANCIAL SUMMARY

THOUSANDS OF DOLLARS, EXCEPT INCOME (LOSS) PER SHARE
------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                 1999            1998            1997            1996            1995
------------------------------------------------------------------------------------------------------------------------------
Sales of services                                  $ 51,452        $ 48,545        $ 40,795        $ 32,338        $ 26,919
Net income (loss)                                       716            (818)(1)       1,588             596             621
Income (loss) per share - basic                         .03            (.03)            .09             .04             .04
Income (loss) per share - assuming dilution             .03            (.03)            .06             .02             .03
Total assets                                         33,662          22,423          21,040          17,267          14,449
Long-term debt, less current portion                  2,523             454             489             262             220

A majority of the Company's operations are located in foreign countries. Accordingly, the Company is affected by foreign currency exchange rate fluctuations as described in detail in Item 7A, "Foreign Exchange Risk".

(1) Includes restructuring expense of $1,291,000.

SELECTED QUARTERLY FINANCIAL DATA

The following table shows selected quarterly financial data for 1998 and 1999 as previously reported in the quarterly reports on Form 10-Q.


THOUSANDS OF DOLLARS, EXCEPT INCOME (LOSS) PER SHARE
------------------------------------------------------------------------------------------------------------------------------
                                        Sales of       Operating          Net                       Income (loss) Per Share
                                        Services     Income (loss)     Income (loss)                  Basic       Diluted
------------------------------------------------------------------------------------------------------------------------------
1998
----
Quarter ended March 31, 1998            $12,321        $ 1,126            $  810                  $    .035     $    .031
Quarter ended June 30, 1998              13,226          1,121               726                       .031          .027
Quarter ended September 30, 1998         11,413           (417)             (547)                     (.023)        (.023)
Quarter ended December 31, 1998          11,585         (1,815)(1)        (1,807)(1)                  (.075)        (.075)

1999
----
Quarter ended March 31, 1999            $12,462        $   263            $  104                  $    .004     $    .004
Quarter ended June 30, 1999              12,516            602               357                       .015          .014
Quarter ended September 30, 1999         14,142            826               513                       .019          .019
Quarter ended December 31, 1999          12,332             23              (258)                     (.009)        (.009)

(1)  Includes restructuring expense of $1,291,000

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto.

RESULTS OF OPERATIONS

The following paragraphs discuss 1999 results as compared with 1998, and 1998 results as compared with 1997. The Company reported net income of $716,000 in 1999 compared to a net loss of $818,000 in 1998 and net income of $1,588,000 in 1997. Included in the net loss for 1998 is $1,291,000 of restructuring expense, as discussed more fully in note 4 to the Consolidated Financial Statements.

Sales of services were $51.5 million for 1999 compared to $48.5 million for 1998 and $40.8 million for 1997. The $3.0 million increase in sales for 1999 follows the $7.7 million increase in sales for 1998.

1999 has been a year of transition and investment for the Company. In late 1998, the Company implemented a fundamental reorganization of the Company's structure and operations. The reorganization was successfully completed in early 1999 and stabilized the operations of the Company in anticipation of the strategic acquisitions of EP and TPS at the end of June and July 1999, respectively. For the first three quarters of 1999, the Company reported profitable operations. In the fourth quarter, the Company incurred additional operating costs in connection with the commencement of the implementation of its new Internet-based ASP business model and the integration of the 1999 acquisitions into existing operations. These additional costs, together with a revenue shortfall arising out of delays in some business opportunities due to year 2000 concerns on the part of some clients and the impact of weak European currencies, contributed to a net loss in the fourth quarter.

In 1998 compared with 1997, sales growth occurred in the first half of the year and the Company reported net income for both the first and second quarters. In the second half of 1998, losses were incurred as the entire industry experienced adverse operating conditions resulting from volatile global trading economic conditions and market changes. These adverse conditions led to management's reorganization of the Company.

IMPACT OF THE NEW BUSINESS MODEL

The transition to the new Internet-based ASP business model will have a significant impact on the operating results of the Company. The necessary investment in the technical infrastructure, human resources, branding and marketing support required to build the ASP capability will involve significant operating expenditures that will run in excess of revenue. As a result, the Company expects to report operating losses throughout the year 2000. Historical trends in revenue and expense will become less comparable as the Company establishes a new revenue base and cost structure. The investments which are planned for the year 2000 are expected to position the Company for accelerated growth and profitability in future years.

SALES OF SERVICES BY GEOGRAPHIC SEGMENT

Sales in 1999 increased by $3.0 million compared with 1998. The general downturn in revenue experienced in the second half of 1998 continued into 1999. The Company has also eliminated a substantial amount of low-margin translation revenue, mainly in the UK, which is reflected in year-to-year revenue comparisons. Acquisitions during the year accounted for approximately $3.3 million of incremental revenue.

The value of revenues and costs reported in US dollars have been impacted significantly in 1999 by the effects of fluctuations in foreign currencies against the US dollar. However, the impact on net income has not been significant. This is described in more detail in Item 7A "Quantitative and Qualitative Disclosures About Market Risk."

North America sales increased by 11% and 30% in 1999 and 1998, respectively. During 1999, the operations in the United States and Canada have been brought under common management which maximizes the region's sales opportunities and production efficiency. In the United States, sales grew by 25% in 1999 and by 17% in 1998. The United States represents one of the largest potential markets for the Company's services and management expects sales growth to be sustainable. In Canada, demand in the automotive and financial sectors remained strong. Sales were at approximately the same level as 1998 following exceptional growth of 45% in the prior year. Canada has also increased its capacity for the management and production of intercompany revenue.

Sales in Europe represent approximately 60% of the Company's total sales in both 1999 and 1998. Sales increased $1.1 million, or 4%, in 1999 compared with 1998. Foreign currency fluctuations had a negative impact on reported sales of approximately $1.1 million during 1999, particularly in the fourth quarter. The acquisitions of TPS and EP accounted for $2.8 million and $0.5 million of revenue in 1999, respectively. In the Netherlands, the Company now operates from a single location having successfully integrated the existing ALPNET operation into TPS. Sales in Germany, net of EP, grew by 4% in 1999 following exceptional growth in 1998 of 40%. These increases in 1999 sales were offset by reductions in sales in the UK of $1.2 million. The UK operation has eliminated low margin translation revenue and outsourced production enabling it to reduce from eight operating locations to two. Other European operations remained at relatively constant levels. In the second quarter of 1999, European operations were unified under a new management structure which has aggressively addressed the region's trading difficulties. In 1998, sales in Europe grew by 3.2 million or 12% compared with 1997, mainly as a result of strong sales growth in Germany and the Netherlands.

Asia's reported sales for 1999 were approximately at the same level as 1998, having grown by 38% from 1997. The Company's presence in Asia has been significantly expanded in recent years and reported double digit growth in each of the last four years prior to 1999. Management expects growth in Asia to continue but the rates of growth seen in recent years may not be sustainable. Demand for services for the Asian markets from clients in the United States and Europe remains high.

The Company's business can be impacted dramatically by changes in the strength of the economies of the countries in which it has a presence, and results of operations are highly influenced by general economic trends. Moreover, sales and profitability are increasingly affected by the number and size of larger, more complex multi-language projects. The Company experiences fluctuations in quarterly sales and profitability levels largely as a result of the increase or decrease in the number of such projects. Management expects this trend to continue within its current revenue base. Nevertheless, through its new ASP business model, the Company expects to be able to obtain a larger share of a rapidly expanding global market for multilingual information management services for information created for the Internet marketplace.

COST OF SERVICES SOLD

The implementation of the new ASP business model will have a fundamental impact on the nature and level of costs incurred by the Company. Consequently, management has performed a thorough review of the classification of costs reported in the financial statements and has reported 1999 costs on the basis of the Company's future cost structure. Management believes the new classification is more meaningful and also is more consistent with the Company's closest competitors. The main effect of the reclassification is that certain indirect costs historically reported as cost of services are now reported as either selling or general and administration costs. Prior year amounts have been reclassified for comparison purposes.

Cost of services as a percentage of revenue fluctuate primarily as a result of competition in the marketplace and the volume and nature of direct production costs, especially on large projects. Gross margins in 1999 were at approximately the same level as 1998. Competitive pricing pressures intensified in the second half of 1998 and continued into 1999. The elimination of excess production capacity as part of the Company's reorganization prevented further erosion of margins. Management expects these competitive pricing pressures to continue in the Company's existing service lines. The new business model both lessens the Company's dependence on short-term individual projects, which are highly price sensitive, and offers long-term solutions based around higher value services. Margins are anticipated to increase and become more predictable as the new model is implemented.

OTHER COSTS AND EXPENSES

Sales and marketing expenses have increased by $183,000 in 1999, or 5%, compared with an increase of $599,000 in 1998, or 19%. These increases were due to several factors including the overall growth of sales and increases in sales and marketing efforts in substantially all of the Company's markets. A substantial increase in sales and marketing expense is anticipated in 2000 following the establishment in 1999 of a new marketing and eCommerce group to support the launch of the Company's new business model.

General and administrative expenses have increased by $623,000 in 1999, or 7%, compared with an increase of $1.7 million in 1998, or 24%. The restructuring of operations has brought local and corporate overhead expenses into line with sales growth in the respective years. Part of the increase in 1999 relates to costs associated with the integration of the acquisitions and the recruitment of additional personnel to implement the transition to the new business model. Costs associated with the technical and managerial infrastructure required are expected to increase significantly in 2000.

During 1999, the Company capitalized approximately $1.5 million of development cost related to ALPNETXchange, as discussed in note 5 to the Consolidated Financial Statements. Development costs were $99,000 in 1999 compared to $730,000 in 1998 and $391,000 in 1997. The Company's development facility, located in Provo, Utah, was closed in early 1999 resulting in a significant reduction in development costs. During 1998, a significant upgrade of the Company's proprietary language translation software was completed in response to client demand. Also included in 1998 are costs associated with a new language technology integration group.

Amortization of goodwill was $617,000 in 1999 compared with $391,000 in 1998 and $393,000 in 1997. The increase in 1999 is attributable to the acquisitions of EP and TPS. Annualized goodwill amortization resulting from the 1999 acquisitions approximates $560,000. Other minor changes in amortization are attributable to the effects of foreign currency fluctuations.

Net interest expense was $378,000 compared with $287,000 in 1998 and $263,000 in 1997. The increase in the year is attributable to notes issued in connection with the acquisitions, higher net borrowings on operating lines of credit to fund working capital, capital leases incurred in relation to equipment purchases and the issuance of convertible notes during the third and fourth quarters of 1999. Approximately $125,000 of interest incurred in connection with the developed ALPNETXchange software has been capitalized.

The US parent company and each of its subsidiaries are separate legal and taxable entities subject to the domestic or foreign taxes pertaining to operations in their respective jurisdictions. For tax purposes, the US parent company, and certain of its subsidiaries, have unused net operating losses from prior years which can be utilized to reduce future taxable income of the respective entities. The availability of these net operating losses is governed by applicable domestic and foreign tax rules and regulations, some of which limit the utilization of such losses due to minimum tax requirements and other provisions. Income tax expense, as presented in the Consolidated Financial Statements, represents the combined income tax expense and income tax credits of all of the entities of the Company.

Income tax expense was $620,000 in 1999, $546,000 in 1998, and $435,000 in
1997. Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization of net operating loss carryforwards in many of these jurisdictions. The US parent company has a net operating loss carryforward for US Federal tax purposes but has no net operating loss carryforwards for state income tax purposes.

Note 8 to the Consolidated Financial Statements, Income Taxes, contains additional information pertaining to the computation of income taxes as well as the Company's net operating loss carryforwards as of December 31, 1999.

LIQUIDITY AND SOURCES OF CAPITAL

In 1999, the Company had a positive cash flow from operations of approximately $764,000 compared with positive cash flows from operations of $410,000 and $753,000 in 1998 and 1997, respectively. Investing activities during 1999 comprised approximately $1.5 million associated with the developed ALPNETXchange software, $85,000 for acquisitions and $1.0 million for equipment purchases. In 1998 and 1997, investing activities consisted primarily of equipment purchases.

Financing activities for all years included fluctuations in the amounts utilized under bank lines of credit used to finance the Company's working capital needs. During 1999, the Company issued long-term, unsecured convertible notes totaling approximately $1.8 million of which $490,000 was issued to related parties. Repayments on these notes commence in 2002. The consideration for the acquisitions of EP and TPS included the issuance of common stock, issuance of debt and assumption of liabilities, as described in notes 3 and 6 to the Consolidated Financial Statements. Of the debt issued, approximatley $300,000 is due during the second quarter and $800,000 during the third quarter of 2000.

During 1997, the Company obtained a long term loan for approximately $330,000 which was repaid in 1999. In July 1997, the Company obtained a mortgage with a bank in Spain for approximately $150,000 which was repaid in November 1997. Also in 1997, the Company's non-cash financing activities included the conversion by certain shareholders of all outstanding shares of the Company's series B and series C Convertible Preferred Stock to Common Stock, as described in more detail in note 7 to the Consolidated Financial Statements.

At December 31, 1999, the Company's cash and cash equivalents were approximately $1.3 million, which represented a decrease of approximately $200,000 during 1999. At December 31, 1999, the Company had working capital of approximately $2.8 million, compared to working capital of approximately $3.0 million at December 31, 1998. The Company's primary working capital requirements relate to the funding of accounts receivable. The Company funds some of its working capital needs with credit facilities with financial institutions in the US, Canada, the UK, Germany, the Netherlands and Spain. Most of the credit facilities are secured by accounts receivable and other assets of the Company or its subsidiaries. As of December 31, 1999, the Company had unused amounts under these credit facilities of approximately $928,000. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as those which currently exist. In addition, the Company expects to be able to increase the maximum amounts which can be borrowed under credit facilities as the Company's sales increase. Some of the financial institutions, which have loaned funds to the Company's subsidiaries under the credit facilities referred to above, have placed certain limits on the flow of cash outside the respective countries. Such limitations have not been an undue burden to the Company in the past, nor are they expected to be unduly burdensome in the foreseeable future.

The Company will be required to obtain additional financing in order to continue the implementation of its new Internet-based ASP business model and the related expenditures for technical infrastructure, human resources, branding and marketing support. The Company is actively seeking sufficient funding through the private or public placement of debt or equity securities as well as other possible sources. Management believes that it has available alternative sources of such funding that can be obtained in amounts and on terms acceptable to the Company and sufficient to enable the Company to be able to fund its working capital needs, meet its scheduled debt repayments and satisfy its planned investment requirements for the new ASP business model.

If management's efforts to obtain sufficient funding are unsuccessful, the Company has various options available to it including the cancellation or postponement of expenditures related to the implementation of the new ASP business model, reduction of operating expenditures, renegotiation and rescheduling of debt repayments and utilization of equipment lease financing as an alternative to purchasing. Management believes that these measures will enable the Company to continue operations, albeit at a reduced level. In certain past years, the Company has relied on major shareholders of the Company to fund some obligations, but the Company currently has no firm commitments from, nor are there any obligations of, any such shareholders to provide any debt or equity funds to the Company.

The Company's only significant commitments for capital expenditures are approximately $1.4 million for computer equipment and related software which will be acquired under capital leases during 2000. The total level of capital additions in 1999 increased significantly from 1998 due to the development of ALPNETXchange software, and 1998 compared to 1997 due to the expansion of existing offices and the opening of new offices. The Company expects to finance a certain portion of future equipment costs, with terms similar to the financing arrangements entered into in recent years.

In November 1998, the Company commenced implementation of an aggressive and fundamental reorganization of the Company's structure and operations, as discussed above under Results of Operations. This reorganization had a negative effect on cash flow of approximately $840,000 and $327,000 in 1999 and 1998, respectively. Additional negative cash flows related to this reorganization in the amount of approximately $124,000 will occur in 2000.

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

Substantially all of the Company's deferred tax assets at December 31, 1999 and 1998 were comprised of net operating loss carryforwards for which the Company has provided allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards exist, and the specific rules and regulations governing the utilization of such losses, including the dates by which the losses must be used.

YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company implemented a plan to assess the impact of any potential Year 2000 issues and to take any appropriate corrective action. This plan primarily involved internal resources to reprogram, replace, test and implement the software and operating equipment for required Year 2000 modification. This assessment indicated that the operations administration system of one foreign subsidiary required significant modification and replacement. The Company spent approximately $200,000 during 1998 and 1999 of which approximately $110,000 was for capitalized replacement equipment and $90,000 was expensed.

During the acquisitions of EP and TPS, the Company performed Year 2000 due diligence to identify any potential problems in the operating systems or the developed technology of the target companies. The Company's existing proprietary translation technology had been compliant since its original development.

The Company experienced no material disruptions as a result of Year 2000 related issues, although certain clients delayed the commencement of some projects in the fourth quarter due to general Year 2000 concerns, which negatively impacted the Company's fourth quarter results.

THE EURO

On January 1, 1999, a new currency was launched, the Euro, which is a significant step towards a full European Monetary Union (EMU) whereby the national currencies of certain European sovereign states will be replaced by a single, supra-national currency in July 2002.

Currently the Euro co-exists at fixed exchange rates with existing national currencies of the eleven participating European countries. It is planned that the Euro will stimulate the economies of the EMU countries by introducing transparent pricing between countries, lower transaction costs and greater certainty of investment and trade within Europe.

Approximately 40% of the Company's revenue is located within countries adopting the Euro (the Republic of Ireland, Germany, France, Spain and the Netherlands). The Euro's introduction and continued implementation has not had, and is not expected to have, a significant impact on the revenue and net income of the Company.

NEW ACCOUNTING STANDARDS

Information concerning new accounting standards is presented in note 1 to the Consolidated Financial Statements, included in Item 8 of this Form 10K and is incorporated herein by reference.

ITEM 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE RISK

The Company serves its customers from more than 21 wholly-owned offices in 15 countries. The majority of the Company's operations are located outside the US, and consequently, the Company is exposed to fluctuations of the dollar against the foreign currencies of those countries in which the Company has a substantial presence. For all of the Company's foreign subsidiaries, the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at weighted-average exchange rates prevailing during the years presented. The principal currencies to which the Company is exposed are the Canadian dollar, the British Pound, the German Mark and the Dutch Guilder. The Singapore dollar is closely tied to the US dollar and therefore has low exchange risk.

Fluctuations against the US dollar can produce significant differences in the reported value of revenues and expenses.

The following table shows a comparison of sales of services in each of the Company's significant geographic segments for 1999, 1998 and 1997, along with the effect of foreign currency exchange rate fluctuations on sales between years.

THOUSANDS OF DOLLARS
------------------------------------------ ---------- ------------ ------------- --------- ---------- ----------- ------------
                                          Increase (Decrease)                             Increase (Decrease)
                                         in Sales of Services      Total                  in Sales of Services    Total
                                              due to             1999/1998                     due to           1998/1997
                                          Sales     Currency      Increase                 Sales     Currency    Increase
                     1999        1998    Volume    Differences   (Decrease)         1997   Volume  Differences  (Decrease)
---------------- ---------- ---------- ----------- ------------ ------------- ---------- --------- ----------- ------------
North America     $18,582     $16,705     $ 1,830      $    47      $ 1,877      $12,860  $ 4,491     $  (646)     $ 3,845
Europe             30,413      29,355       2,198       (1,140)       1,058       26,133    3,317         (95)       3,222
Asia                2,457       2,485        (101)          73          (28)       1,802      899        (216)         683
                  -------     -------     -------      -------      -------      -------  -------     -------      -------

TOTAL SALES       $51,452     $48,545     $ 3,927      $(1,020)     $ 2,907      $40,795  $ 8,707     $  (957)     $ 7,750
                  =======     =======     =======      =======      =======      =======  =======     =======      =======

The revenue mix of the Company's operations and the effect of foreign currency exchange rate fluctuations on costs and expenses mitigate the consolidated net income impact. For revenues in the US which are produced outside of the US, any weakening of the US dollar against a particular country's currency reduces the amount of net income reported in US dollars. Conversely, the same weakening of the dollar generates an offsetting increase in the dollar value of profits arising from revenues sold and produced within that country. This natural currency effect reduces the net foreign exchange risk to the Company.

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

The translation of foreign denominated assets and liabilities at year-end exchange rates results in an unrealized foreign currency translation adjustment recorded as a separate component of shareholders' equity. The 1999 foreign currency adjustment to shareholders' equity was negative $733,000 compared to a positive $283,000 in 1998. As of December 31, 1999, the cumulative net effect to the Company of the equity adjustment from movements in foreign currency exchange rates was a reduction of $2.5 million in shareholders' equity. A substantial portion of the cumulative foreign currency adjustment relates to changes in the carrying value of goodwill, of which a significant amount is denominated in foreign currencies.

INTEREST RATE RISK

The Company obtains part of its working capital requirements from credit facilities with various banks which provide for interest at variable rates linked to base interest rates. If base interest rates increase, the Company is potentially exposed to higher interest expense. This would be partially offset by higher interest income on cash balances.

The majority of the Company's credit facilities are denominated in foreign currencies and any increases in the respective interest rates will normally be compensated through correspondingly weakened exchange rates translating the increased interest expense reported into fewer US dollars. If US base rates increase, the increase in US interest expense will again normally be reduced by the consequent strengthening of the dollar reducing the reported interest expense on the foreign denominated debt. Thus, any unilateral changes in the interest rates in any of the countries where the Company has a significant amount of debt will be compensated through natural exchange rate adjustments such that there is no material impact on the level of net interest expense reported. If all or a majority of the interest rates increase in the countries in which the Company has significant amounts of debt, there would be a risk of increase in the amount of interest expense reported. In the opinion of management, such a general increase is unlikely.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

                                                                                              December 31
THOUSANDS OF DOLLARS                                                                      1999           1998
-------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                           $ 1,338        $ 1,499
   Trade accounts receivable, less allowance of
     $489 in 1999 and $424 in 1998                                                      11,398         10,124
   Work-in-process                                                                       3,051          1,675
   Prepaid expenses and other                                                              538            636
                                                                                       -------        -------

Total current assets                                                                    16,325         13,934

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
   Office facilities and leasehold improvements                                            370            258
   Equipment                                                                             5,909          6,634
   Software                                                                              2,812
                                                                                       -------        -------

                                                                                         9,091          6,892

   Less accumulated depreciation and amortization                                        3,376          4,133
                                                                                       -------        -------

Net property, equipment and leasehold improvements                                       5,715          2,759

OTHER ASSETS:
   Goodwill, less accumulated amortization of
     $4,384 in 1999 and $4,025 in 1998                                                  11,250          5,428
   Other                                                                                   372            302
                                                                                       -------        -------

Total other assets                                                                      11,622          5,730
                                                                                       -------        -------

TOTAL ASSETS                                                                           $33,662        $22,423
                                                                                       =======        =======

ALPNET, INC. AND SUBSIDIARIES

                                                                                              December 31
THOUSANDS OF DOLLARS AND SHARES                                                          1999             1998
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Credit facilities with banks                                                      $  3,932         $  3,631
   Accounts payable                                                                     3,759            2,671
   Accrued payroll and related benefits                                                 1,211            1,222
   Other accrued expenses                                                               1,951            2,110
   Deferred revenue                                                                        70              189
   Income taxes payable                                                                   962              724
   Current portion of related party debt                                                  793
   Current portion of long-term debt                                                      827              400
                                                                                     --------         --------

Total current liabilities                                                              13,505           10,947

Related party debt, less current portion                                                  623

Long-term debt, less current portion                                                    1,900              454

Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Convertible Preferred Stock, no par value;
     authorized 2,000 shares; issued and
     outstanding 87 shares in 1999 and 1998                                               242              242
   Common Stock, no par value; authorized
     40,000 shares; issued and outstanding
     27,763 shares in 1999 and 24,287
     shares in 1998                                                                    49,175           42,546
   Accumulated deficit                                                                (29,247)         (29,963)
   Accumulated other comprehensive income                                              (2,536)          (1,803)
                                                                                     --------         --------

Total shareholders' equity                                                             17,634           11,022
                                                                                     --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 33,662         $ 22,423
                                                                                     ========         ========

SEE ACCOMPANYING NOTES.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                                                    Year Ended December 31
THOUSANDS OF DOLLARS, EXCEPT INCOME (LOSS) PER SHARE                        1999            1998             1997
-----------------------------------------------------------------------------------------------------------------
SALES OF SERVICES                                                        $51,452        $ 48,545         $ 40,795
Cost of services sold                                                     35,633          33,535           27,479
                                                                        --------        --------         --------

GROSS PROFIT                                                              15,819          15,010           13,316

OPERATING EXPENSES:
   Sales and marketing expenses                                            3,885           3,702            3,103
   General and administrative                                              9,504           8,881            7,143
   Development costs                                                          99             730              391
   Amortization of goodwill                                                  617             391              393
   Restructuring expenses                                                                  1,291
                                                                        --------        --------         --------

Total operating expenses                                                  14,105          14,995           11,030
                                                                        --------        --------         --------

OPERATING INCOME                                                           1,714              15            2,286

Interest expense, net                                                        378             287              263
                                                                        --------        --------         --------

Income (loss) before income taxes                                          1,336            (272)           2,023

Income taxes                                                                 620             546              435
                                                                        --------        --------         --------

NET INCOME (LOSS)                                                        $   716        $   (818)        $  1,588
                                                                        ========        ========         ========

Income (loss) per share - basic                                          $   .03        $   (.03)        $    .09
                                                                        ========        ========         ========

Income (loss) per share - assuming dilution                              $   .03        $   (.03)        $    .06
                                                                        ========        ========         ========

SEE ACCOMPANYING NOTES.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

                                                                                             Accumulated
                                                                                                Other                Comprehensive
                                       Preferred Stock        Common Stock      Accumulated  Comprehensive               Income
THOUSANDS OF DOLLARS AND SHARES        Shares    Amount     Shares    Amount      Deficit    Income (loss)   Total       (Loss)
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 1997              719   $  2,095     17,883     $ 40,228  $(30,733)    $ (1,235)    $ 10,355
   Conversion of Preferred Stock to
     Common Stock                       (632)    (1,853)     5,401        1,845                                  (8)
   Exercise of stock options                                     9            7                                   7
   Net income                                                                       1,588                     1,588      $  1,588
   Foreign currency
     translation adjustment                                                                       (851)        (851)         (851)
                                    ---------------------------------------------------------------------------------------------

Total comprehensive income                                                                                               $    737
                                                                                                                         ========

BALANCES AT DECEMBER 31, 1997             87        242     23,293       42,080   (29,145)      (2,086)      11,091
   Exercise of stock options                                   994          466                                 466
   Net loss                                                                          (818)                     (818)     $  (818)
   Foreign currency
     translation adjustment                                                                        283          283          283
                                    ---------------------------------------------------------------------------------------------

Total comprehensive loss                                                                                                 $  (535)
                                                                                                                         ========

BALANCES AT DECEMBER 31, 1998             87        242     24,287       42,546   (29,963)      (1,803)      11,022
   Stock issued for acquisitions                             3,050        6,248                               6,248
   Exercise of stock options, net                              426          381                                 381
   Net income                                                                         716                       716      $   716
   Foreign currency
     translation adjustment                                                                       (733)        (733)        (733)
                                    ---------------------------------------------------------------------------------------------

Total comprehensive loss                                                                                                 $   (17)
                                                                                                                         ========


BALANCES AT DECEMBER 31, 1999             87   $    242     27,763     $ 49,175  $(29,247)    $ (2,536)    $ 17,634
                                    ===============================================================================

SEE ACCOMPANYING NOTES.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                   Year Ended December 31
THOUSANDS OF DOLLARS                                                        1999           1998            1997
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income (loss)                                                     $   716        $  (818)        $ 1,588
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization of property,
         equipment and leasehold improvements                              1,014            897             669
       Amortization of goodwill                                              617            391             393
       Net (gain) loss on disposal of property and equipment                 113             16             (78)
       Other                                                                  18            (43)              8
       Changes in operating assets and liabilities:
         Trade accounts receivable                                        (1,694)          (257)         (3,541)
         Accounts payable and accrued expenses                               388          1,018           1,375
         Work-in-process                                                    (604)          (636)           (558)
         Income tax payable                                                  219            273             393
         Deferred revenue                                                   (164)          (547)            362
         Prepaid expense and other                                           141            116             142
                                                                       -------------------------------------------

Net cash provided by operating activities                                    764            410             753

INVESTING ACTIVITIES:
   Purchase of property, equipment and
     leasehold improvements                                               (1,040)        (1,497)           (336)
   Payment for acquisition, net of cash acquired                             (85)                          (508)
   Proceeds from sale of property                                             84                            213
   Capitalized development costs                                          (1,499)
                                                                       -------------------------------------------

Net cash used in investing activities                                     (2,540)        (1,497)           (631)

FINANCING ACTIVITIES:
   Proceeds from credit facilities with banks, net                           118            614             777
   Proceeds from notes to related parties                                    724
   Principal payments on notes to related parties                           (150)
   Proceeds from long-term debt                                            1,363            172             284
   Principal payments on long-term debt                                     (764)          (430)           (433)
   Proceeds from exercise of stock options                                   381            466               7
                                                                       -------------------------------------------

Net cash provided by financing activities                                  1,672            822             635

Effect of exchange rate changes on cash                                      (57)            53             (80)
                                                                       -------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (161)          (212)            677

Cash and cash equivalents at beginning of year                             1,499          1,711           1,034
                                                                       -------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $ 1,338        $ 1,499         $ 1,711
                                                                       ===========================================

ALPNET, INC. AND SUBSIDIARIES

Supplemental Disclosure of Cash Flow Information:

                                                                              Year Ended December 31
THOUSANDS OF DOLLARS                                                 1999             1998             1997
--------------------------------------------------------------------------------------------------------------
Cash paid during the year for:
     Interest                                                     $   436          $   281          $   261
     Income taxes                                                     414              275               46

Supplemental schedule of non-cash investing and financing activities:

Equipment purchased under capital lease obligations               $   980          $   269          $   527

The Company purchased all of the capital stock of EP and TPS (as described in note 3). In conjunction with the acquisitions, liabilities were assumed as follows:

     Fair value of assets acquired                                $   8,632
     Cash paid                                                          (85)
     Paid in stock                                                   (6,248)
                                                                  ---------

     Liabilities assumed                                          $   2,299
                                                                  =========

SEE ACCOMPANYING NOTES.

ALPNET, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1999

1.   SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

ALPNET, Inc. (the "Company") is a United States multinational corporation. The Company provides services and solutions in the multilingual information management services sector to businesses engaged in international trade. These services include localization, documentation, translation, information consultancy, and language technology integration. The principal markets for the Company's services are North America, Europe, and Asia. The Company has commenced a strategic repositioning to evolve its current service offering into an Internet-based Application Service Provider ("ASP") which will host multilingual information management services via the Internet.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ALPNET, Inc. and its wholly-owned subsidiaries or branches located in the United States, Canada, Brazil, United Kingdom, Republic of Ireland, Germany, France, Spain, the Netherlands, Sweden, Singapore, Korea, China, Japan and Thailand. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements are recorded at cost. Depreciation and amortization are calculated using the straight-line method over estimated useful lives of 3 to 5 years for equipment, 5 to 25 years for office facilities and leasehold improvements.

GOODWILL

Goodwill consists of the excess of the purchase price over the fair value of net assets of purchased subsidiaries and is amortized on the straight-line method over 12 to 25 years. Annually and upon significant changes, the Company reviews goodwill for impairment. In determining whether an impairment should be recognized, the Company compares undiscounted projected income over the remaining amortization period to the unamortized balance of goodwill for each acquired subsidiary. No impairments have been recorded for any of the years presented.

SOFTWARE

Purchased software is recorded at cost. The Company capitalized certain of the costs of developed software for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software. Amortization of software is provided on a straight line basis over useful lives ranging from two to six years.

REVENUE RECOGNITION

Revenue from sales of services is recognized as work is performed on either the completed-contract or percentage-of-completion method, depending on the terms of the purchase order or contract. The completed-contract method is applied to purchase orders for short-term projects (generally one or two months). The percentage-of-completion method is used for longer-term contracts (generally three or more months) with defined specifications and deliverables. Revenue is recognized according to management's assessment of the progress of completion. Anticipated losses, if any, are recognized in the period in which determined. Work-in-process represents costs on uncomplete projects as well as revenues earned in excess of amounts billed.

STOCK OPTIONS

The Company accounts for stock options using the intrinsic value method and provides pro forma footnote disclosure of the impact of using the fair value method.

INCOME (LOSS) PER SHARE

The Company presents basic and diluted income (loss) per share on the face of the consolidated statements of income. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the accounting period excluding any dilutive effects of options and convertible securities. Diluted income per share includes the potential dilution as a result of exercising stock options and convertible securities.

COMPREHENSIVE INCOME

The Company presents comprehensive income in the shareholders' equity section of the consolidated balance sheet. Accumulated other comprehensive income is entirely accumulated foreign currency translation adjustments.

SEGMENT DATA

The Company operates in one business segment: multilingual information management services. Within this segment, the Company also evaluates its performance by significant geographic regions: North America, Europe and Asia.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 1999 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In the third quarter of 1999, the Company adopted FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This requires the Company to record all derivative instruments as assets or liabilities, measured at fair value. The adoption of this statement had no material affect on the financial statements of the Company.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). The bulletin summarizes the views of the staff on applying generally accepted accounting principles to revenue recognition. SAB 101 expresses the opinion that revenue is earned when four criteria are met; persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the sales price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company believes that its existing revenue recognition policies are in conformity with SAB 101.

2.   GEOGRAPHICAL AND SEGMENT DATA

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

                                                                             Year Ended December 31
THOUSANDS OF DOLLARS                                                   1999           1998            1997
-------------------------------------------------------------------------------------------------------------
Net external sales:
   North America                                                   $ 18,582       $ 16,705        $ 12,860
   Europe                                                            30,413         29,355          26,133
   Asia                                                               2,457          2,485           1,802
                                                              ----------------------------------------------
                                                                   $ 51,452       $ 48,545        $ 40,795
                                                              ==============================================
Intercompany sales:
   North America                                                   $  3,019       $  1,295        $  1,151
   Europe                                                             8,915          7,450           5,276
   Asia                                                               5,590          5,086           3,922
                                                              ----------------------------------------------
                                                                   $ 17,524       $ 13,831        $ 10,349
                                                              ==============================================
Income (loss) before income taxes:
   North America                                                   $    585       $   (100)       $    692
   Europe                                                               289           (375)          1,250
   Asia                                                                 462            203              81
                                                              ----------------------------------------------
                                                                   $  1,336       $   (272)       $  2,023
                                                              ==============================================
Identifiable assets:
   North America                                                   $ 15,789       $  6,047        $  5,671
   Europe                                                            14,394         13,290          13,209
   Asia                                                               3,479          3,086           2,160
                                                              ----------------------------------------------
                                                                   $ 33,662       $ 22,423        $ 21,040
                                                              ==============================================
Depreciation and amortization:
   North America                                                   $    605       $    338        $    245
   Europe                                                               821            794             686
   Asia                                                                 205            156             131
                                                              ----------------------------------------------
                                                                   $  1,631       $  1,288        $  1,062
                                                              ==============================================
Interest expense (income):
   North America                                                   $    161       $    109        $     78
   Europe                                                               219            180             185
   Asia                                                                  (2)            (2)
                                                              ----------------------------------------------
                                                                   $    378       $    287        $    263
                                                              ==============================================

Net external sales and total identifiable assets in the UK, Germany, Canada, and the US are as follows:

Net external sales:
   UK                                                              $  9,519       $ 10,684        $ 12,972
   Germany                                                           13,814         12,782           9,119
   Canada                                                             8,562          8,668           6,015
   US                                                                10,020          8,037           6,845

Identifiable assets:
   UK                                                              $  5,423       $  5,786        $  6,894
   Germany                                                            4,506          3,871           3,304
   Canada                                                             3,976          4,252           2,682
   US                                                                11,813          1,795           2,989

Sales to a single client in the computer industry accounted for 4%, 5%, and 11% of total revenues in 1999, 1998 and 1997, respectively. No other client accounted for more than 10% of revenues in any year.

3.   ACQUISITIONS

On June 30, 1999, the Company acquired the entire outstanding share capital of EP Electronic Publishing Partners GmbH ("EP"), a German corporation based in Nuremberg, Germany. The acquisition cost of approximately $1,007,000 was paid as follows:

         Cash                                                            $    98,000
         8% unsecured note due June 30, 2000                                 320,000
         8% unsecured notes due in three equal installments in 36,
           48, and 60 months from the acquisition date,
           convertible to common shares                                      133,000
         49,518 shares of ALPNET, Inc. common stock                          112,000
         Assumption of net liabilities and acquisition costs                 344,000
                                                                       -------------
         Total                                                           $ 1,007,000
                                                                       =============

The acquisition is accounted for using the purchase method. The purchase price was allocated to software ($630,000) and goodwill ($377,000) which are being amortized on the straight-line method over 6 and 12 years, respectively.

On July 30, 1999, the company acquired the entire outstanding share capital of Technical Publishing Services B.V. ("TPS"), formerly Stork TPS, a Dutch corporation based in Hengelo, the Netherlands. The acquisition cost of approximately $6,392,000 was paid as follows:

         3,000,000 shares of ALPNET, Inc. common stock                   $ 6,136,000
         Acquisition costs                                                   256,000
                                                                       -------------
         Total                                                           $ 6,392,000
                                                                       =============

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

The results of operations at EP and TPS have been included in the consolidated results of operations since July 1 and August 1, 1999, respectively.

PRO FORMA FINANCIAL INFORMATION

The following table shows the effect of acquisitions on the consolidated financial statements of the Company on a pro forma basis, as if the acquisitions had taken place on January 1, 1998.

                                                                     Year Ended December 31
                                                                      1999               1998
                                                              ---------------------------------
         Sales of services                                        $ 56,344           $ 56,914
         Operating income                                            1,843                331
         Net income (loss)                                             584               (998)
         Income (loss) per share - basic                              0.02              (0.04)
         Income (loss) per share - diluted                            0.02              (0.04)

4.   RESTRUCTURING

In response to volatile global market conditions, the Company implemented a reorganization of the Company's structure and operations in November 1998. The reorganization plan included the centralization of production operations, elimination of production capacity including personnel, facilities and other support costs and reorganization of the sales function.

The total restructuring costs of $1,291,000, charged against income in 1998, comprised planned employee termination costs and lease cancellation costs in four principal areas:

THOUSANDS OF DOLLARS                                     No. of      Employee     Lease
(EXCEPT EMPLOYEE NO.'S)                                 Employees  Termination  Cancellation    Total
-----------------------------------------------------------------------------------------------------
USA operations                                               42       $  212      $  158       $  370
Belgium production facility                                  16          106          50          156
Executive personnel reductions                                3          340                      340
Europe operations                                            21          235         190          425
                                                        ---------------------------------------------

Total                                                        82       $  893      $  398       $1,291
                                                        =============================================

The operations in the USA and Belgium relate to offices established by the Company and consequently have no related goodwill. The European restructuring relates primarily to operations in the U.K. and Spain. These operations were acquired by the Company in 1988 as part of the purchase of Interlingua Group Ltd., a group of translation companies that also included operations in Asia. The future prospects of both of the restructured businesses have been enhanced by these actions. Management has reviewed the future projected revenue from these businesses and concluded that there is no impairment of goodwill.

The restructuring costs summarized above represent costs paid during 1998 and 1999, and accrued at December 31, 1999.

THOUSANDS OF DOLLARS                                       No. of         Employee          Lease
(EXCEPT EMPLOYEE NO.'S)                                   Employees     Termination     Cancellation         Total
----------------------------------------------------------------------------------------------------------------------
Total                                                        82          $   893          $   398           $ 1,291
Paid prior to December 31, 1998                              60             (327)                              (327)
                                                   -------------------------------------------------------------------
                                                             22              566              398               964

Paid in 1999                                                 22             (566)            (274)             (840)
                                                   -------------------------------------------------------------------
Outstanding as of December 31, 1999                           -           $    -             $124           $   124
                                                   ===================================================================

Employee termination costs are payable according to the relevant local law which often provides for payments to be made over a number of months. Lease cancellation costs represent the full cost of terminating leases according to the terms of the lease contracts less expected sub-lease income, if any.

5.   SOFTWARE

The Company has capitalized certain costs in connection with developed software for internal use. No amortization has been recorded as the software is not ready for use as of December 31, 1999. The software is expected to be ready for use in the third quarter of 2000.

                                                                                  1999
                                                                         -------------
         Software acquired from EP                                          $  630,000
         Internal development costs                                          1,374,000
         Purchased software                                                    683,000
         Capitalized interest                                                  125,000
                                                                         -------------
         Total                                                              $2,812,000
                                                                         =============

6.   BORROWINGS

CREDIT FACILITIES WITH BANKS

Credit facilities with banks consisted of the following at December 31:

                                                                      Interest
                                                                        Rate
THOUSANDS OF DOLLARS                                                    1999        1999              1998
---------------------------------------------------------------------------------------------------------------
Credit facility with a US financial institution                         9.4%     $   998           $   638
Credit facility with a Canadian bank                                    7.5%       1,171             1,189
Credit facilities with a UK bank                                        7.5%       1,183             1,472
Credit facility with a German bank                                     10.0%         526               197
Unsecured credit facility with another German bank                     9.25%
Credit facility with a Spanish bank                                     7.0%          54                59
Credit facility with a Netherlands bank                                                                 76
                                                                               ------------------------------
                                                                                 $ 3,932           $ 3,631
                                                                               ==============================

All of the Company's credit facilities have variable interest rates. The interest percentages shown are the actual rates at December 31, 1999. The weighted average interest rate on notes payable to banks was 7.95% at December 31, 1999 and 8.4% at December 31, 1998. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as currently exist. Occasionally, amounts borrowed under credit facilities are allowed to exceed maximum limits for short periods of time. Due to the short-term nature of these notes, their carrying values at December 31, 1999 approximate their fair values.

The credit facility with the US financial institution is collateralized by US-based accounts receivable, has a maximum limit of $1,000,000 at December 31, 1999, and is limited to 80% of US accounts receivable. Subsequent to year-end this facility was replaced by a line of credit with another US bank. The new credit line has a maximum limit of $2,000,000, and is limited to 80% of US accounts receivable. A leasing facility of $2,000,000 is also available under this banking relationship.

The credit facility with the Canadian bank is collateralized by the accounts receivable of the Canadian subsidiary and is guaranteed by the Company. There is a maximum limit of Canadian $2,500,000 (approximately $1,730,000) at December 31, 1999, and intercompany debts have been subordinated to the bank.

The credit facilities with the UK bank as of December 31, 1999 are provided under an invoice factoring agreement, replacing the credit facility in 1998. There is a maximum limit of 80% of UK receivables (approximately $1,376,000) at December 31, 1999.

The secured credit facility with a German bank is collateralized by the accounts receivable of the German subsidiaries and DM 400,000 (approximately $200,000) is guaranteed by the Company. There is a maximum limit of DM 1.2 million (approximately $620,000) at December 31, 1999. Intercompany debts have been subordinated to the bank. The unsecured credit facility with another German bank has a maximum limit of DM 200,000 (approximately $100,000) at December 31, 1999.

The credit facility with the Spanish bank is guaranteed by the UK subsidiary and has a maximum limit of PTS 9.2 million (approximately $56,000) at December 31, 1999.

The credit facility with a Netherlands Bank had a maximum limit of Guilders 75,000 (approximately $40,000) including office lease guarantees, as of December 31, 1998. It was paid off in full during the year.

As of December 31, 1999, the Company had unused amounts under these credit facilities of approximately $928,000.

RELATED PARTY DEBT

Related party debt consists of the following at December 31, 1999 (thousands of dollars):

         Convertible notes to former shareholders of EP                    $  133
         Note to former shareholder of TPS                                    793
         Convertible notes to related parties                                 490
                                                                        -----------
                                                                            1,416

         Less current portion                                                 793
                                                                        -----------
         Long-term debt to related parties                                 $  623
                                                                        ===========

The convertible notes to former shareholders of EP were issued on completion of the acquisition (as described in note 3). These notes bear an interest rate of 8 percent and are repayable in three equal installments due 36, 48 and 60 months from the date of the notes, June 30, 1999. The outstanding principal may be converted, at the option of the lender, into restricted shares of the Company's common stock at any time after June 30, 2000. The beginning conversion price is $1.78 (based on the average market value of the Company's stock for the five trading days prior to the note date, June 30,
1999) and increases by 10 percent per year beginning June 30, 2001. The Company has the right to repay the outstanding principal of the notes at any time without penalty.

The note to the former shareholder of TPS was issued on completion of the acquisition (as described in note 3), has a principal of Dutch Guilders DFL
1.7 million (approximately $790,000), and is repayable on July 30, 2000 together with interest at 5%.

During 1999, the Company issued approximately $1.8 million of convertible notes to private investors, $490,000 of which were issued to related parties. These notes have a variable interest rate of US prime plus 2% (10.25% as of December 31, 1999), and are repayable in three equal installments due 36, 48 and 60 months from the date of issuance. The outstanding principal is convertible, at the option of the lender, into restricted shares of the Company's common stock at any time after issuance. The conversion price is the average market value of the Company's stock for the five trading days prior to issuance of the note. The conversion price of the notes ranges from $1.72 to $2.73. The Company has the right to prepay the notes at any time prior to maturity, upon 30 days' notice.

The aggregate maturities of long-term related party debt as of December 31, 1999 were as follows:

                                                                      Related
                                                                       Party
        THOUSANDS OF DOLLARS                                            Debt
        ------------------------------------------------------------------------
        Year ending December 31
           2000                                                       $   793
           2001                                                             -
           2002                                                           208
           2003                                                           208
           2004                                                           207
                                                                     --------
                                                                      $ 1,416
                                                                     ========

LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

     THOUSANDS OF DOLLARS                                                       1999             1998
-----------------------------------------------------------------------------------------------------
     Term loan with a bank in the UK, payable in monthly installments,
         interest at 10%, repaid in 1999                                                       $  210
     Term loans with a bank in Canada, payable in monthly installments,
         interest at 8%                                                       $  180              160
     Capital lease obligations to financial institutions due at various dates through 2002, secured by certain equipment,
         interest at 4% to 14%                                                   927              466
     Unsecured note payable to the former owner of the Company's German
         subsidiary, payable in monthly installments, interest at 8%                               18
     Convertible notes                                                         1,300
     Unsecured note issued on acquisition of EP, interest at 8%                  320
                                                                             ---------------------------
                                                                               2,727              854
     Less current portion                                                        827              400
                                                                             ---------------------------
                                                                              $1,900            $ 454
                                                                             ===========================

The convertible notes were issued on identical terms to the notes issued to related parties, as described above. The Company has issued an additional $300,000 of convertible notes subsequent to December 31, 1999 with conversion prices between $4.56 and $5.30.

The aggregate maturities of long-term debt as of December 31, 1999 were as follows:

                                                                               Capital
                                                                                Lease           Long-Term
     THOUSANDS OF DOLLARS                                                    Obligations           Debt
    -----------------------------------------------------------------------------------------------------
     Year ending December 31
              2000                                                              $   510          $   406
              2001                                                                  460               74
              2002                                                                   81              454
              2003                                                                    1              433
              2004                                                                    0              433
                                                                             -------------     -------------
                                                                                  1,052          $ 1,800
                                                                                               =============
     Less amount representing imputed interest                                      125
                                                                             -------------
     Present value of net minimum capital lease payments                            927
     Less current portion of capital lease obligations                              421
                                                                             -------------
     Capital lease obligations, less current portion                            $   506
                                                                             =============

Based on a discounted cash flow analysis, the carrying values of long-term debt at December 31, 1999 approximate fair values.

At December 31, 1999 and 1998, the gross amount of equipment recorded under capital leases was $724,000 and $897,000, respectively. Accumulated amortization on these assets at December 31, 1999 and 1998 was $445,000 and $335,000, respectively.

7.   CAPITAL STOCK

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

In March 1997, the Company issued 652,035 shares of Common Stock upon conversion of 47,647 shares of series B Convertible Preferred Stock and 56,566 shares of series C Convertible Preferred Stock. In December 1997, the Company issued 4,749,219 shares of Common Stock upon conversion of 527,691 shares of series C Convertible Preferred Stock. As of December 31, 1999, only shares of series D Convertible Preferred Stock remain outstanding.

In 1994, the Company entered into a "financial monitoring agreement" with its largest shareholder which required the Company, among other things, to obtain prior approval for major financing transactions, significant asset purchases or sale of a major portion of the Company's assets. Subsequent to December 31, 1999, the conditions attached to this agreement were met and the Company has been released from the obligations under this agreement.

During 1999, the Company issued 3,049,518 shares of common stock in connection with acquisitions. The Company is currently prohibited from paying dividends under Utah corporate law.

INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income
(loss) per share.

THOUSANDS OF DOLLARS AND SHARES, EXCEPT INCOME (LOSS) PER SHARE             1999           1998             1997
----------------------------------------------------------------------------------------------------------------------
Numerator:
Numerator for income (loss) per share - basic                           $    716        $  (818)        $  1,588
   Convertible notes                                                          65
                                                                     -------------------------------------------------

Numerator for income (loss) per share - assuming dilution               $    781        $  (818)        $  1,588
                                                                     =================================================

Denominator:
   Denominator for income (loss)
     per share - basic - weighted-average shares                          25,761         23,838           18,449

   Effect of dilutive securities:
     Convertible Preferred Stock                                             786                           5,623
     Employee stock options                                                  891                           1,604
     Convertible notes                                                       345
                                                                     -------------------------------------------------

   Dilutive potential common shares                                        2,022                           7,227
                                                                     -------------------------------------------------

Denominator for income per share - assuming
   dilution - adjusted weighted-average
   shares and assumed conversions                                         27,783         23,838           25,676
                                                                     =================================================

Income (loss) per share - basic                                         $    .03        $  (.03)        $    .09
                                                                     =================================================

Income (loss) per share - assuming dilution                             $    .03        $  (.03)        $    .06
                                                                     =================================================

STOCK OPTIONS

As of December 31, 1999, the Company had two stock option plans: a non-statutory stock option plan and an executive stock option plan. At December 31, 1999, a total of 5,102,323 shares of the Company's authorized Common Stock were reserved for ultimate issuance under the two plans (the "Option Plans"), of which 1,662,897 shares have been issued. The Company has granted non-qualified stock options to employees, officers and independent members of the Board of Directors under the Option Plans.

The exercise terms of the options granted under the non-statutory stock option plan provide that the options expire six years after date of grant and cannot be exercised during the first year. The options vest 20% per year over a five year period. The exercise terms of the options granted under the executive stock option plan generally provide for vesting over the period from June 1998 through June 2000. All unexercised options under this plan expire on September 1, 2000 or when the employee terminates employment with the Company, if sooner.

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

If the Company had elected to account for options granted in 1999, 1998 and 1997 based on their fair value, as prescribed by FAS 123, net income and income per share would have been adjusted to the pro forma amounts shown in the table below. All income per share amounts have been restated as required to comply with FAS 128.

     THOUSANDS OF DOLLARS, EXCEPT INCOME (LOSS) PER SHARE       1999              1998             1997
    --------------------------------------------------------------------------------------------------------
     Net income (loss)
       Reported                                                $ 716           $  (818)         $ 1,588
       pro forma                                                 241            (1,414)           1,342

     Net income (loss) per share - basic
       Reported                                                  .03              (.03)             .09
       pro forma                                                 .01              (.06)             .07

     Net income (loss) per share - assuming dilution
       Reported                                                  .03              (.03)             .06
       pro forma                                                 .01              (.06)             .05

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

The following table is a summary of activity for the Company's Option Plans for the years ended December 31:

                                                      1999                        1998                       1997
                                          -----------------------------  -----------------------  ----------------------------
                                                       Weighted-Average         Weighted-Average             Weighted-Average
THOUSANDS OF SHARES                         Shares      Exercise Price   Shares  Exercise Price   Shares      Exercise Price
------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year              2,808         $   1.44      3,547        $    .96      3,327         $    .83
   Granted                                      827             1.98        511            3.06      1,175             1.35
   Cancelled                                   (819)            1.40       (233)           1.51       (946)            1.00
   Exercised                                   (448)             .95     (1,017)            .55         (9)             .77
                                          -----------                 ----------                 ----------

Outstanding at end of year                    2,368         $   1.73      2,808        $   1.44      3,547         $    .96
                                          ===========                 ==========                 ==========

Exercisable at end of year                      700         $   1.20        236        $   1.02        144         $    .99
                                          ===========                 ==========                 ==========

Weighted average fair value
   of options granted during the year       $  1.39                    $   2.15                   $    .77
                                          ===========                 ==========                 ==========

The following table summarizes information about stock options outstanding at December 31, 1999:

THOUSANDS OF SHARES           Options Outstanding                    Options Exercisable
-------------------------------------------------------------------------------------------------------------
                          Number            Weighted                               Number
                       Outstanding           Average             Weighted        Exercisable        Weighted
       Range of           As of             Remaining             Average           As of            Average
   Exercise Prices   December 31, 1999   Contractual Life in      Exercise     December 31, 1999     Exercise
                                               Years               Price                              Price
-------------------------------------------------------------------------------------------------------------
    $ .44 - $1.10           649                 0.71               $0.86              425             $ .74
    $1.13 - $1.67           664                 2.47               $1.37              213             $1.37
    $1.83 - $2.00           682                 5.62               $1.97
    $2.03 - $4.53           373                 4.56               $3.47              62              $3.79

8.   INCOME TAXES

The Company files a consolidated US Federal income tax return which includes all domestic operations. Tax returns for states within the US and for foreign subsidiaries are filed in accordance with applicable laws. The following summarizes for income tax purposes, the domestic and foreign components of income (loss) before income taxes for the year ended December 31:

     THOUSANDS OF DOLLARS                                         1999             1998              1997
    --------------------------------------------------------------------------------------------------------
     Domestic                                                  $ 2,237          $ 1,396           $ 2,444
     Foreign                                                      (901)          (1,668)             (421)
                                                             -----------------------------------------------

                                                               $ 1,336          $  (272)          $ 2,023
                                                             ===============================================

Income tax expense, including the effect of net operating loss carryforwards, consisted of the following for the year ended December 31:

     THOUSANDS OF DOLLARS                                       1999           1998            1997
    ---------------------------------------------------------------------------------------------------
Current income tax expense
  Domestic income taxes
     Federal                                                    $ 40                           $ 50
     State                                                        80           $  2             100
  Foreign income taxes                                           500            544             285
                                                          ---------------------------------------------
Total income tax expense                                        $620           $546            $435
                                                          =============================================

Income tax expense varied from the expected statutory domestic federal income tax amount as follows for the year ended December 31:

     THOUSANDS OF DOLLARS                                        1999         1998          1997
    ----------------------------------------------------------------------------------------------
     Tax expense on consolidated
       income computed at the
       domestic statutory federal income
       tax rate                                                 $ 468         $(95)        $ 708
     Effect of foreign losses on the
       computation of tax expense
       at domestic statutory rates                                833          813           480
     Utilization of US net operating
       losses from prior year                                    (743)                      (805)
     Effect of stock option exercise
       deduction                                                  (25)        (346)
     Utilization of foreign net operating
       losses from prior years                                                              (185)
     Domestic state income taxes                                   80            2           100
     Other                                                          7          172           137
                                                             -------------------------------------
     Reported income tax expense                                $ 620         $546         $ 435
                                                             =====================================

The approximate tax effect of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows for the year ended December 31:

     THOUSANDS OF DOLLARS                                         1999           1998                  1997
     ---------------------------------------------------------------------------------------------------------
     Deferred tax assets:
       Net operating loss carryforwards                        $ 7,000         $7,100              $  6,600
       Tax credit carryforwards                                    150            250                   350
          Other                                                                   100                   100
                                                             ----------     ---------             ------------

            Total deferred tax assets                            7,150          7,450                 7,050
            Less valuation allowances                           (7,150)        (7,350)               (6,950)
                                                             ----------     ---------             ------------

     Net deferred tax assets                                   $     -         $  100              $    100
                                                             ==========     =========             ============

     Total deferred tax liabilities                            $     -         $  100              $    100
                                                             ==========     =========             ============

Due to prior years' operating losses, the Company and certain of its subsidiaries have net operating loss carryforwards available to offset future taxable income in the various countries in which the Company operates. The US parent company has no net operating loss carryforwards for state income tax purposes. The Company has approximately $150,000 of general business tax credit carryforwards available to offset future US federal income taxes which expire in 2000 through 2001. The valuation allowance has been adjusted for net operating losses generated and utilized in each of the three years.

The following table summarizes by geographic region the significant available operating loss carryforwards and the related expiration dates.

                                                                    Operating
                                                                       Loss                   Expiration
     THOUSANDS OF DOLLARS                                          Carryforwards                 Dates
    -------------------------------------------------------------------------------------------------------------
     North America                                                   $  12,250               2000 through 2003
     Europe                                                              6,450         2000 through indefinite
     Asia                                                                2,000               2000 through 2004

9.   COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

All of the Company's office space and various equipment is rented under leases which are classified as operating leases. These leases have remaining terms of up to 15 years. Certain of the leases for office space contain renewal options and adjustment clauses based on consumer price indices. Total rental expense for all operating leases was approximately $2.4 million in 1999, $2.4 million in 1998, and $2.2 million in 1997. Certain office space was subleased pursuant to a contract expiring in 1999. Total sublease rental income was approximately $54,000 in 1999, $79,000 in 1998, and $96,000 in 1997.

At December 31, 1999, future minimum payments under non-cancelable operating leases with initial terms of one year or more, are as follows:

                                                                           Lease
         THOUSANDS OF DOLLARS                                             Payments
        -----------------------------------------------------------------------------
         Year ending December 31

             2000                                                          $ 1,915
             2001                                                            1,645
             2002                                                            1,090
             2003                                                              718
             2004                                                              658
                 Thereafter                                                  4,829
                                                                        -------------

         Total minimum lease payments                                      $10,855
                                                                        =============

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

The cost of all of these plans was approximately $277,000 in 1999, $180,000 in 1998, and $109,000 in 1997.

CONTINGENT LIABILITIES

The Company has committed to purchase approximately $1.4 million of equipment and related software during 2000.

10.  RELATED PARTY TRANSACTIONS

As of December 31, 1999, the Company has a $21,000 unsecured promissory note receivable, bearing interest at prime plus 3%, from an officer and director of the Company. The note balance was $34,000 at December 31, 1998 and $44,700 at December 31, 1997.

Sales of services include approximately $325,000 to companies controlled by Stork N.V., former owner of TPS and significant shareholder of the Company. The balance receivable from related companies amounted to approximately $140,000 as of December 31, 1999. The Company also paid approximately $80,000 for a lease on facilities to a subsidiary of Stork N.V.

11.  VALUATION AND QUALIFYING ACCOUNTS

The following table sets out the activity in the Company's allowance for doubtful receivables:

       THOUSANDS OF DOLLARS                                   1999             1998              1997
      --------------------------------------------------------------------------------------------------
       Balance at beginning of year                        $   424            $ 338            $  219
       Additions                                               306              247               199
       Deductions                                             (241)            (161)              (80)
                                                         ----------------------------------------------

       Balance at end of year                              $   489            $ 424            $  338
                                                         ==============================================

Additions represent amounts charged to costs and expenses for doubtful receivables. Deductions represent the write-off of specific accounts receivable.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
ALPNET, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of ALPNET, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of ALPNET Canada Inc., a subsidiary of ALPNET, Inc., which statements reflect total assets constituting 12% as of December 31, 1999 and 19% as of December 31, 1998, and total revenues constituting 17% in 1999, 18% in 1998 and 15% in 1997 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for ALPNET Canada Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States.. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ALPNET, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Salt Lake City, Utah
March 10, 2000

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
ALPNET Canada, Inc.

We have audited the balance sheets of ALPNET Canada, Inc. as at December 31, 1999 and 1998 and the statements of earnings, deficit and cash flows for each of the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years ended December 31, 1999 and 1998 in accordance with generally accepted accounting principles.

\s\ RICHTER, USHER & VINEBERG

Chartered Accountants

Montreal, Quebec
March 3, 2000

REPORT OF INDEPENDENT AUDITORS

To the Shareholder of
ALPNET Canada Inc.

We have audited the balance sheets of ALPNET Canada Inc. as at December 31, 1997 and 1996 and the statements of earnings, deficit and changes in financial position for each of the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1997 and 1996 and the results of its operations and the changes in its financial position for each of the years in the three year period ended December 31, 1997 in accordance with generally accepted accounting principles.

\s\ FRIEDMAN & FRIEDMAN

Chartered Accountants

Montreal, Quebec
February 13, 1998

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors required by Item 10 of Form 10-K is presented in the section titled "Information About Directors and Nominees for Director" in the Company's definitive Proxy Statement dated April 10, 2000 and is incorporated herein by reference. The information with respect to Executive Officers is presented in the section titled "Information About Directors and Nominees for Director in the Company's definitive Proxy Statement dated April 10, 2000 and is incorporated herein by reference. The information with respect to other significant employees is presented in the section titled "Certain Significant Employees" in the Company's definitive Proxy Statement dated April 10, 2000 and is incorporated herein by reference.

ITEM 11:   EXECUTIVE COMPENSATION

Information required by Item 11 of Form 10-K is presented in the sections titled "Compensation of Directors," "Executive Compensation and Related Information" and "Compensation Pursuant to Plans" in the Company's definitive Proxy Statement dated April 10, 2000 and is incorporated herein by reference.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 12 of Form 10-K is presented in the sections titled "Principal Shareholders" and "Information About Directors and Nominees for Director" in the Company's definitive Proxy Statement dated April 10, 2000 and is incorporated herein by reference.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 of Form 10-K is presented in the section titled "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement dated April 10, 2000 and is incorporated herein by reference.

                                     PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)        (1)    FINANCIAL STATEMENTS:

           The financial statements are included in Item 8, Financial Statements and Supplementary Data, as listed in the following index:

           Index to Consolidated Financial Statements:                                                              Page
                                                                                                                    ----
           Consolidated  Financial Statements:
                Balance Sheets as of December 31, 1999 and 1998......................................................16
                Statements of Operations for the years ended December 31, 1999, 1998 and 1997........................18
                Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997..............19
                Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997........................20
                Notes to Consolidated Financial Statements...........................................................22
                Report of Independent Auditors.......................................................................35

           (2)    FINANCIAL STATEMENT SCHEDULES:

           All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions and therefore have been omitted, or are not presented because the information required is included in the financial statements or notes thereto.

           (3)    LISTING OF EXHIBITS:

            Exhibit   Filing
            No.       Description                                                                               Status
----------------------------------------------------------------------------------------------------------------------
            3.1       Restated Articles of Incorporation, as Amended                                               (i)
            3.2       By-Laws                                                                                    (iii)
            4.1       Specimen Series D Preferred Stock Certificate                                                (i)
            10.1      Specimen Executive Stock Option Agreement dated August 17, 1995                             (ii)
            10.2      Stock Purchase Agreement between ALPNET, Inc. and EP Electronic Publishing Partners         (iv)
                           GmbH et al, dated June 30, 1999, with Exhibits
            10.3      Stock Purchase Agreement between ALPNET, Inc., et al and Stock N.V., et al, dated            (v)
                           July 30, 1999 with Exhibits
            21        Subsidiaries of Registrant                                                                  (vi)
            23.1      Consent of Ernst & Young LLP, Independent Auditors                                          (vi)
            23.2      Consent of Richter, Usher & Vineberg, Independent Auditors for ALPNET Canada, Inc.          (vi)
            23.3      Consent of Friedman & Friedman, Independent Auditors for Alpnet Canada Inc.                 (vi)
            27        Financial Data Schedule                                                                     (vi)

            (i)       Previously filed on November 13, 1995 as an Exhibit to Form 10-Q for the quarter ended September 30, 1995, and  incorporated herein by reference.

            (ii)      Previously filed on March 28, 1996 as an Exhibit to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

            (iii)     Previously filed on August 13, 1996 as an Exhibit to Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.

            (iv)      Previously filed on July 14, 1999 as an Exhibit to Form 8-K for the acquisition dated June 30, 1999, and incorporated herein by reference.

            (v)       Previously filed on August 10, 1999 as an Exhibit to Form 8-K for the acquisition dated July 30, 1999, and incorporated herein by reference.

            (vi)      Filed herewith.

(b)        EXHIBITS:

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

                                          ALPNET, INC.

                                   By:
                                          --------------------------------------
                                           Jaap van der Meer, President and CEO

                                   Date:
                                          --------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                      29 March 2000
---------------------------------------------                         -------------
Michael F. Eichner
Chairman of the Board of Directors

                                                                       29 March 2000
---------------------------------------------                          -------------
Jaap van der Meer
President, CEO and Director

                                                                       29 March 2000
---------------------------------------------                          -------------
John W. Wittwer
Vice President Finance, Chief Financial
Officer and Director

                                                                       29 March 2000
---------------------------------------------                          -------------
James R. Morgan
Vice President Legal, Chief Legal
Officer and Director

                                                                       29 March 2000
---------------------------------------------                          -------------
Donald N. Reeves
Director

                                                                       29 March 2000
---------------------------------------------                          -------------
Darnell L. Boehm
Director

                                                                       29 March 2000
---------------------------------------------                          -------------
Gerard J. M. Dijkstra
Director