Form 10-Q
period 2000-03-31
ALPNET INC
filed 2000-05-12
CIK 712425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly period ended March 31, 2000

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

                                 Not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filled all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes X   No
                  ---    ---

The number of shares outstanding of the registrant's no par value Common Stock as of May 5, 2000, was 27,964,040.

                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited):

        Consolidated Statements of Income - Three months ended March 31, 2000 and 1999.......................................................................3

        Consolidated Balance Sheets - March 31, 2000 and December 31, 1999...............4

        Consolidated Statements of Cash Flows - Three months ended March 31, 2000 and 1999.......................................................................6

        Notes to Consolidated Financial Statements - March 31, 2000......................7

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................................11


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K................................................17


SIGNATURES..............................................................................18


ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

                                                            Three Months Ended
THOUSANDS OF DOLLARS                                             March 31
(EXCEPT PER SHARE DATA)                                     2000          1999
                                                        --------       -------
SALES OF SERVICES                                        $12,216       $12,462
Cost of services sold                                      8,386         8,949
                                                        --------       -------
GROSS PROFIT                                               3,830         3,513

OPERATING EXPENSES:
    Sales and marketing expenses                             992           887
    General and administrative                             3,057         2,218
    Development costs                                         47            48
    Amortization of goodwill                                 234            97
                                                        --------       -------
Total operating expenses                                   4,330         3,250
                                                        --------       -------
OPERATING INCOME (LOSS)                                     (500)          263

Interest expense, net                                        145            95
                                                        --------       -------
Income (loss) before income taxes                           (645)          168

Income taxes                                                  75            64
                                                        --------       -------
NET INCOME (LOSS)                                          $(720)         $104
                                                        ========       =======
Income (loss) per share - basic                           $(.026)        $.004
                                                        ========       =======
Income (loss) per share - assuming dilution               $(.026)        $.004
                                                        ========       =======


SEE ACCOMPANYING NOTES.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

                                                                    March 31     December 31
THOUSANDS OF DOLLARS                                                 2000         1999
                                                                  --------    -----------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                     $ 1,215      $ 1,338
    Trade accounts receivable, less allowances of
      $487 in 2000 and $489 in 1999                                 9,724       11,398
    Work-in-process                                                 3,377        3,051
    Prepaid expenses and other                                      1,137          538
                                                                  -------      -------
Total current assets                                               15,453       16,325

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
    Office facilities and leasehold improvements                      330          370
    Equipment                                                       5,683        5,909
    Software                                                        3,327        2,812
                                                                  -------      -------
                                                                    9,340        9,091

    Less accumulated depreciation and amortization                  3,293        3,376
                                                                  -------      -------
Net property, equipment and leasehold improvements                  6,047        5,715

OTHER ASSETS:
    Goodwill, less accumulated amortization of
      $4,504 in 2000 and $4,384 in 1999                            10,906       11,250
    Other                                                             292          372
                                                                  -------      -------
Total other assets                                                 11,198       11,622
                                                                  -------      -------
TOTAL ASSETS                                                      $32,698      $33,662
                                                                  =======      =======


SEE ACCOMPANYING NOTES.

ALPNET, INC. AND SUBSIDIARIES

                                                                    March 31      December 31
THOUSANDS OF DOLLARS AND SHARES                                       2000           1999
                                                                  --------     -----------
LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
    Credit facilities with banks                                    $3,378         $3,932
    Accounts payable                                                 3,839          3,759
    Accrued payroll and related benefits                             1,422          1,211
    Other accrued expenses                                           1,946          2,021
    Income taxes payable                                               769            962
    Current portion of related party debt                              762            793
    Current portion of long-term debt                                  922            827
                                                                  --------       --------
Total current liabilities                                           13,038         13,505

Related party debt, less current portion                               623            623

Long-term debt, less current portion                                 2,118          1,900

Commitments and contingencies

SHAREHOLDERS' EQUITY:
    Convertible Preferred Stock, no par value;
      authorized 2,000 shares; issued and
      outstanding 87 shares in 2000 and 1999                           242            242
    Common Stock, no par value; authorized
      40,000 shares; issued and outstanding
      27,964 shares in 2000 and 27,763
      shares in 1999                                                49,440         49,175
    Accumulated deficit                                            (29,967)       (29,247)
    Accumulated other comprehensive income                          (2,796)        (2,536)
                                                                  --------       --------
Total shareholders' equity                                          16,919         17,634
                                                                  --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $32,698        $33,662
                                                                  ========       ========


SEE ACCOMPANYING NOTES.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

                                                            Three Months Ended March 31
THOUSANDS OF DOLLARS                                            2000          1999
                                                             -------       -------
OPERATING ACTIVITIES:
    Net income (loss)                                          $(720)         $104
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Depreciation and amortization of property,
          equipment and leasehold improvements                   248           277
        Amortization of goodwill                                 234            97
        Other                                                     94            21
        Changes in operating assets and liabilities:
          Trade accounts receivable                            1,408           958
          Accounts payable and accrued expenses                  398           216
          Work-in-process                                       (419)         (704)
          Income tax payable                                    (194)           42
          Prepaid expense and other                             (584)         (454)
                                                             -------       -------
Net cash provided by operating activities                        465           557

INVESTING ACTIVITIES:
    Purchase of property, equipment and leasehold
      improvements                                               (59)         (229)
    Capitalized development costs                               (416)           --
                                                             -------       -------
Net cash used in investing activities                           (475)         (229)

FINANCING ACTIVITIES:
    Payments on credit facilities with banks, net               (507)         (400)
    Proceeds from long-term debt                                 300            --
    Principal payments on long-term debt                        (126)         (119)
    Proceeds from exercise of stock options                      265            27
                                                             -------       -------
Net cash used in financing activities                            (68)         (492)

Effect of exchange rate changes on cash                          (45)          (54)
                                                             -------       -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                       (123)         (218)

Cash and cash equivalents at beginning of period               1,338         1,499
                                                             -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $1,215        $1,281
                                                             =======       =======

Supplemental schedule of non-cash investing and financing activities:

    Equipment purchased under capital lease obligations      $   151       $   613


SEE ACCOMPANYING NOTES.

ALPNET, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2000

1.   BASIS OF PRESENTATION

     ALPNET, Inc. ("ALPNET" or the "Company") is a United States multinational corporation which was incorporated in the State of Utah in 1980. The Company provides services and solutions in the multilingual information management services sector to businesses engaged in international trade. These services include localization, documentation, translation, information consultancy and language technology integration. ALPNET is one of the largest suppliers of such services in the world. The principal markets for the Company's services are North America, Europe and Asia.

     During 1999, the Company embarked on a strategic repositioning to evolve its current service offering into an Internet-based Application Service Provider ("ASP") which will host multilingual information management services via the Internet. The Company will also utilize this new ASP business model to more effectively deliver its value-added information consultancy and language technology integration services. This is discussed more fully in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the respective complete years. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

     Certain prior period amounts have been reclassified to conform to the 2000 presentation.

2.   COMPREHENSIVE INCOME

     The Company presents comprehensive income in the shareholders' equity section of the consolidated balance sheet. Accumulated other comprehensive income is entirely accumulated foreign currency translation adjustments.

3.   INCOME (LOSS) PER SHARE

     Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the accounting period excluding any dilutive effects of options and convertible securities. Diluted income per share includes the potential dilution as a result of stock options and convertible securities.

     The following table sets forth the computation of basic and diluted income per share.

                                                                                Three Months Ended
                                                                                     March 31
THOUSANDS OF DOLLARS AND SHARES, EXCEPT INCOME (LOSS) PER SHARE                 2000          1999
                                                                            --------       -------
Numerator:
    Numerator for basic and diluted earnings
      per share - net income (loss)                                            $(720)         $104
                                                                            ========       =======
Denominator:
    Denominator for basic income (loss) per share
      weighted-average shares                                                 27,862        24,310

    Effect of dilutive securities:
      Convertible Preferred Stock                                                 --           786
      Employee stock options                                                      --           955
                                                                            --------       -------
    Dilutive potential common shares                                              --         1,741
                                                                            --------       -------
    Denominator for diluted income per share
      adjusted weighted-average shares and
      Assumed conversions                                                     27,862        26,051
                                                                            ========       =======

Income (loss) per share - basic                                               $(.026)        $.004

Income (loss) per share - assuming dilution                                   $(.026)        $.004


4.   INCOME TAXES

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

ALPNET, INC. AND SUBSIDIARIES


5.   SOFTWARE

     Purchased software is recorded at cost. The Company capitalized certain of the costs of developed software for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software. The proceeds of any funds received under joint development contracts are deducted from internal development costs. Amortization of software is provided on a straight line basis over useful lives ranging from two to six years. No amortization has been recorded as the software is not ready for use as of March 31, 2000. The software is expected to be ready for use in the third quarter of 2000.

                                                                  31 March  31 December
         THOUSANDS OF DOLLARS                                      2000        1999
                                                                --------   -----------
     Software obtained on acquisition of subsidiary in 1999        $630        $630
     Internal development costs, net                              1,726       1,374
     Purchased software                                             782         683
     Capitalized interest                                           189         125
                                                                 ------      ------
     Total                                                       $3,327      $2,812
                                                                 ======      ======

6.   COMMITMENTS AND CONTINGENCIES

     The Company has committed to purchase approximately $1.6 million of software and related computer equipment during 2000 of which approximately $150,000 was acquired under capital leases in the three-month period ended March 31, 2000.

7.   GEOGRAPHICAL AND SEGMENT DATA

     The Company operates in one business segment, multilingual information management services. Within this segment, the Company also evaluates its performance internally by significant geographic regions: North America, Europe and Asia.

     The following selected financial data summarizes the Company's domestic and foreign operations for financial reporting purposes. Allocations of corporate and country overheads to domestic and foreign operations are based upon the Company's policies for financial reporting consistently applied during the periods. Intercompany sales are normally billed on a margin-sharing basis. All intercompany sales are eliminated in consolidation.

                                                            Three Months Ended
                                                                 March 31
THOUSANDS OF DOLLARS                                        2000           1999
                                                        --------       --------
Net external sales:
    North America                                         $4,833         $4,231
    Europe                                                 6,539          7,638
    Asia                                                     844            593
                                                        --------       --------
                                                         $12,216        $12,462
                                                        ========       ========

Intercompany sales:
    North America                                           $909           $308
    Europe                                                 1,827          1,581
    Asia                                                   1,261            566
                                                        --------       --------
                                                          $3,997         $2,455
                                                        ========       ========

Income (loss) before income taxes:
    North America (a)                                      $(237)         $(318)
    Europe                                                  (321)           293
    Asia                                                     (87)           193
                                                        --------       --------
                                                           $(645)          $168
                                                        ========       ========


(a)  Includes corporate, general, and administrative expenses.


8.   RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). The bulletin summarizes the views of the staff on applying generally accepted accounting principles to revenue recognition. SAB 101 expresses the opinion that revenue is earned when four criteria are met; persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the sales price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company believes that its existing revenue recognition policies are in conformity with SAB 101. The Company will adopt SAB101 in the second quarter of 2000. It is not anticipated that the adoption of this pronouncement will have a material effect on the financial statements of the Company

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto.

FORWARD LOOKING STATEMENTS

The statements in this Quarterly Report on Form 10-Q that are not based on historical data are forward looking, including for example, information about future sales growth in various markets in future periods, expected changes in the levels of various expenses, including income taxes; the Company's plans for future investments in new offices, services, or products; and financing plans and expectations.

Forward looking statements involve numerous known and unknown risks and uncertainties that could cause actual results to be materially different from estimated or expected results. Such risks and uncertainties include, among others, a change in the Company's business model, adequate funding to execute the new business plan, fluctuating foreign currency exchange rates, changing levels of demand for the Company's services, the effect of constantly changing general economic and political conditions in all of the various countries in which the Company has operations, the impact of competitive services and pricing, uncertainties caused by clients (including the timing of projects and changes in the scope of services requested) and other risks and uncertainties that may be disclosed from time to time in future public statements or in documents filed with the Securities and Exchange Commission. As a result, no assurance can be given as to future results.

RESULTS OF OPERATIONS

The following paragraphs discuss the results of operations for the three month period ended March 31, 2000 ("2000"), as compared with the three month period ended March 31, 1999 ("1999").

Sales of services were $12.2 million for 2000 compared to $12.5 million for 1999 and the Company reported a net loss of $720,000 in 2000 compared to net income of $104,000 in 1999.

The results for 2000 reflect the significant investments the Company has made as it integrates and completes the development of its new Internet-based Application Service Provider ("ASP") business model and completes the development of its ALPNETXchange enterprise system.

The integration will have a significant impact on the operating results of the Company. The necessary investment in the technical infrastructure, human resources, branding and marketing support required to build the ASP capability will involve significant operating expenditures that will run in excess of revenue. As a result, the Company expects to report operating losses throughout the year 2000. Historical trends in revenue and expense will become less comparable as the Company establishes a new revenue base and cost structure. The investments which are planned for the year 2000 are expected to position the Company for accelerated growth and profitability in future years.

In addition, the Company has invested approximately $3.6 million through March 31, 2000 in capitalized software and equipment relating to ALPNETXchange. The levels of expenditure, both capital and operating, are in accordance with management's plan. The commercial release of ALPNETXchange is on target for the fall of 2000.

NEW BUSINESS MODEL AND ALPNETXCHANGE

The Company's position as a leading supplier of multilingual information management services has provided it with substantial experience in managing linguistic resources spanning people, linguistic data and technology. The Company currently offers its services on a project by project basis according to the specific needs of the client. This project-based approach makes client demand and resource planning difficult to predict which can lead to fluctuating revenue and operating results. However, the globalization of business and rapid growth of the Internet have intensified the need for clients to implement effective multilingual information strategies to support their Internet and eCommerce business models. Product life cycles and time-to-market are shortening in many industries and businesses need to manage information in Internet time while substantially reducing localization costs. A project-based approach to information management is too slow and costly in this new business environment.

The Company has recognized that a key business problem faced by its clients is the absence of a cost-effective information management platform that exploits the systematic use and reuse of information. Information reuse is essential in translating and managing content in multiple languages. Poor reuse compromises information quality and value and increases the cost of doing business globally.

The Company proposes to solve this business problem for its existing and future clients by repositioning itself as an Internet-based ASP. Through ALPNETXchange, the Company will host integrated Web-based software applications that will enable clients to create, localize, manage, warehouse, reuse and distribute information tailored for global and local needs. The Company will host dedicated client data servers allowing clients to integrate multilingual information management capabilities directly into their own business processes. The Company's new ASP business model is expected to transform multilingual business information into a globally reusable asset.

ALPNETXchange includes the enterprise information system that the Company started designing and developing during 1999 which automates all workflow processes throughout the Company's operations. ALPNETXchange also includes an extranet portal through which clients can transact business with ALPNET and access their multilingual information stored and managed on ALPNET servers. The most valuable part of the ALPNETXchange system is a knowledge management component which centralizes and leverages all translation memories, terminology databases and localization know-how. This component provides the critical function of information reuse.

SALES OF SERVICES BY GEOGRAPHIC SEGMENT

The value of revenues, costs, and net income reported in US dollars has been impacted significantly by the effects of fluctuations in foreign currencies against the US dollar. Total sales for 2000 would have been approximately $560,000 higher without the negative effect of foreign currency exchange rates. This is described in more detail in the section "Foreign Exchange Risk."

North America total sales were $4.8 million in 2000 compared with $4.2 million in 1999, an increase of 14%. During 1999, the operations in North America were brought under common management to maximize the region's sales opportunities and production efficiency. In the United States, which represents one of the largest potential markets for the Company's services, sales increased 23%. Sales in Canada increased 5% where demand, especially in the automotive and financial sectors, remains strong.

Sales in Europe were $6.5 million in 2000 and represent approximately 54% of the Company's total sales, compared with $7.6 million, or 61% of total sales, in 1999. Most of the decrease occurred in the UK where the Company has actively eliminated revenue which is low margin and not consistent with the new business model. This was achieved by reducing the number of operating locations and outsourcing production. These actions, combined with ongoing general trading difficulties in the UK, resulted in a reduction of revenue in the UK of approximately $1.3 million comparing 2000 with 1999, of which approximately $700,000 relates to eliminated low margin revenue. In Germany, the Company's largest European operation, underlying sales revenues in 2000 (net of the effect of negative currency fluctuations) remain at approximately the same level as 1999. The Company's two acquisitions in Europe, completed in the second half of 1999, contributed approximately $1.9 million of revenue in 2000, as integrated with existing operations.

Asia's reported sales of services in 2000 were $844,000, an increase of $251,000 over 1999. The Company's presence in Asia has been significantly expanded in recent years by opening offices in new countries and expanding the capacities of existing offices. Demand for translation and localization for Asian markets from the business communities in the United States and Europe is currently at a relatively high level.

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

COST OF SERVICES SOLD

Cost of services as a percentage of revenue fluctuate primarily as a result of competition in the marketplace and the volume and nature of direct production costs, especially on large projects. Gross margins in 2000 were 31.3% compared with 28.2% in 1999. Part of the increase in margins is attributable to the elimination of low margin revenue in the UK. Management expects competitive pricing pressures to continue in the Company's existing service lines. The new business model both lessens the Company's dependence on short-term individual projects, which are highly price sensitive, and offers long-term solutions based around higher value services. Margins are anticipated to increase and become more predictable as the new model is implemented.

OTHER COSTS AND EXPENSES

Sales and marketing expenses were $992,000 in 2000 compared with $887,000 in 1999, an increase of $105,000. The increase relates to additional sales and marketing activity in substantially all of the Company's markets together with an expanded corporate marketing and e-Commerce group to support the launch of the new business model. Further substantial increases are expected throughout 2000.

General and administrative costs were $3.1 million in 2000 compared with $2.2 million in 1999, an increase of approximately $900,000. The increase is attributable to additional personnel recruited to implement the transition to the new business model together with the general and administrative costs of the subsidiaries acquired in the second half of 1999. Costs associated with the new technical and managerial infrastructure required are expected to continue to increase throughout 2000.

In 2000, the Company capitalized approximately $416,000 of software development costs related to ALPNETXchange. This amount is net of reimbursement from joint development partners. Development costs which were expensed in 2000 amounted to $47,000 in 2000, approximately the same level as 1999.

Goodwill amortization was $234,000 in 2000 compared with $97,000 in 1999, an increase of $137,000. The additional amortization in 2000 relates to the acquisitions completed in the second half of 1999.

Net interest expense was $145,000 in 2000, an increase of $50,000 compared to 1999. The increase is due to additional long-term debt used to finance certain equipment and software purchases, the issuance of convertible notes, and the assumption of debt relating to the acquisitions completed in the second half of 1999. Approximately $64,000 of interest has been capitalized in 2000 in connection with the ALPNETXchange developed software.

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

After the utilization of net operating loss carryforwards, income tax expense was $75,000 in 2000, compared with $64,000 in 1999. Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization of net operating loss carryforwards in many of these jurisdictions. The US parent company has a net operating loss carryforward for US Federal tax purposes but has no net operating loss carryforwards for state income tax purposes.

LIQUIDITY AND SOURCES OF CAPITAL

The Company had a positive cash flow from operations of approximately $465,000 in 2000 compared with $557,000 in 1999. In 2000, investing activities of $475,000 included equipment acquisitions of $59,000 and approximately $416,000 of software development costs. Approximately $150,000 of equipment purchases were also made, financed under capital leases. In 1999, investing activities consisted primarily of the acquisition of equipment needed to maintain or upgrade production capability.

Financing activities for 2000 and 1999 include fluctuations in the amounts utilized under bank lines of credit to finance the Company's working capital needs. These credit facilities are generally secured by accounts receivable and fluctuate according to the level of receivables. During 2000, the Company issued long-term, unsecured convertible notes to private investors totaling $300,000. The notes were issued on identical terms to the existing convertible notes with conversion prices between $4.56 and $5.30.

At March 31, 2000, the Company's cash and cash equivalents were approximately $1.2 million, which represented a decrease of approximately $100,000 during 2000. At March 31, 2000, the Company had working capital of approximately $2.4 million, compared to working capital of approximately $2.8 million at December 31, 1999.

The Company's primary working capital requirements relate to the funding of accounts receivable and work-in-process on large projects. The Company funds some of its working capital needs with credit facilities with financial institutions in the US, Canada, the UK, Germany, Spain and the Netherlands. Most of the credit facilities are secured by accounts receivable and other assets of the Company or its subsidiaries. As of March 31, 2000, the Company had unused amounts under these credit facilities of approximately $1.0 million. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as those which currently exist. In addition, the Company expects to be able to increase the maximum amounts which can be borrowed under credit facilities. Some of the financial institutions, which have loaned funds to the Company's subsidiaries under the credit facilities referred to above, have placed certain limits on the flow of cash outside the respective countries. Such limitations have not been an undue burden to the Company in the past, nor are they expected to be unduly burdensome in the foreseeable future.

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

If management's efforts to obtain sufficient funding are unsuccessful, the Company has various options available to it including the cancellation or postponement of expenditures related to the implementation of the new ASP business model, reduction of operating expenditures, renegotiation and rescheduling of debt repayments and utilization of equipment lease financing as an alternative to purchasing. Management believes that these measures would enable the Company to continue operations, albeit at a reduced level. In certain past years, the Company has relied on major shareholders of the Company to fund some obligations, but the Company currently has no firm commitments from, nor are there any obligations of, any such shareholders to provide any debt or equity funds to the Company.

The Company's only significant commitments for capital expenditures during 2000 approximate $1.6 million for ALPNETXchange software and related computer equipment which will be acquired primarily under capital leases during 2000. Approximately $150,000 of software and equipment was acquired during the three month period ended March 31, 2000.

In November 1998, the Company commenced implementation of an aggressive reorganization of the Company's structure and operations. This plan was completed during 1999. At March 31, 2000 approximately $100,000 of outstanding obligations on long-term facility leases relating to this reorganization remains accrued.

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

Substantially all of the Company's deferred tax assets at March 31, 2000 and December 31, 1999 were comprised of net operating loss carryforwards for which the Company has provided allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards exist, and the specific rules and regulations governing the utilization of such losses, including the dates by which the losses must be used.

FOREIGN EXCHANGE RISK

The Company serves its customers from more than 15 countries. The majority of the Company's operations are located outside the US. Consequently, the Company is exposed to fluctuations of the dollar against the foreign currencies of those countries in which the Company has a substantial presence. For all of the Company's foreign subsidiaries, the functional currency is the local currency. Accordingly, assets and liabilities are translated at period-end exchange rates, and operating statement items are translated at weighted-average exchange rates prevailing during the years presented. The Company may have exchange rate exposure in the following principal currencies: the Canadian dollar, the British Pound and the Euro. The Singapore dollar is closely tied to the US dollar and therefore has low exchange risk.

Fluctuations against the US dollar can produce significant differences in the reported value of revenues and expenses. The following table shows a comparison of sales of services in each of the Company's significant geographic segments for the three months ended March 31, 2000 and 1999, along with the effect of foreign currency exchange rate fluctuations on sales between periods.

                                                                  Increase (Decrease)
                                  Three Months                 Sales of Services due to             Total
                                 Ended March 31               Sales             Currency           Increase
THOUSANDS OF DOLLARS        2000               1999           Volume          Fluctuations        (Decrease)
                         -------            -------           ------          ------------        ----------
North America            $ 4,833            $ 4,231            $ 523             $  79             $   602
Europe                     6,539              7,638             (430)             (669)             (1,099)
Asia                         844                593              222                29                 251
                         -------            -------            -----             -----             -------
Total Sales              $12,216            $12,462            $ 315             $(561)            $  (246)
                         =======            =======            =====             =====             =======

The revenue mix of the Company's operations and the effect of foreign currency exchange rate fluctuations on costs and expenses generally mitigate the consolidated net income impact. For revenues in the US which are produced outside of the US, any weakening of the US dollar against a particular country's currency reduces the amount of net income reported in US dollars. Conversely, the same weakening of the US dollar generates an offsetting increase in the dollar value of profits arising from revenues within that country. This natural currency effect reduces the net foreign exchange risk to the Company. In addition, the increased costs related to the implementation of the new business model are spread throughout the Company's operations and many are denominated in foreign currencies. Any weakening of the US dollar that negatively impacts a foreign operation's trading profit will similarly reduce the dollar value of any overhead expense located in that country.

The Company has not historically experienced significant differences in net income as a result of fluctuations in foreign currencies. The negative impact of foreign currency fluctuations increased the loss in 2000 by approximately $30,000. The Company does not currently use any financial instruments to manage or hedge foreign exchange risk either for trading or other purposes. The revenue mix and currency trends are monitored on an ongoing basis to identify any changes that might significantly affect the Company's net results.

The translation of foreign denominated assets and liabilities at year-end exchange rates results in an unrealized foreign currency translation adjustment recorded as a separate component of shareholders' equity and reported as other comprehensive income. The foreign currency adjustment to shareholders' equity for the three months ended March 31, 2000, was negative $260,000. As of March 31, 2000, the cumulative net effect to the Company of the equity adjustment from movements in foreign currency exchange rates was a reduction of approximately $2.8 million in shareholders' equity. A significant portion of the cumulative foreign currency adjustment relates to changes in the carrying value of goodwill, which is partly denominated in foreign currencies.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

     27   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ALPNET, Inc.
                                       -------------------------------
                                       Registrant



Date: 12 May 2000                      /s/ Michael F. Eichner
                                       -------------------------------
                                       Michael F. Eichner
                                       Chairman of the Board



Date: 12 May 2000                      /s/ John W. Wittwer
                                       -------------------------------
                                       John W. Wittwer
                                       Vice President Finance