Form 10-Q
period 2000-06-30
ALPNET INC
filed 2000-08-11
CIK 712425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Quarterly period ended June 30, 2000.

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

The number of shares outstanding of the registrant's no par value Common Stock as of July 28, 2000 was 30,903,784.

                                      INDEX

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Statements of Income - Three months ended June 30, 2000 and 1999 and
           Six months ended June 30, 2000 and 1999.................................................  3

         Consolidated Balance Sheets - June 30, 2000 and December 31, 1999.........................  4

         Consolidated Statements of Cash Flows -  Six months ended  June 30, 2000 and 1999................................................................................. 6

         Notes to Consolidated Financial Statements - June 30, 2000................................. 7

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations................................................................... 12

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.......................................................... 19

SIGNATURES......................................................................................... 20


ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

                                                                Three Months Ended              Six Months Ended
THOUSANDS OF DOLLARS                                                  June 30                       June 30
(EXCEPT PER SHARE DATA)                                        2000            1999         2000             1999
-----------------------                                     ---------        ---------   ----------       ----------
SALES OF SERVICES                                           $  13,508        $  12,516   $   25,724       $   24,978
Cost of services sold                                           9,232            8,561       17,618           17,510
                                                            ---------        ---------   ----------       ----------
GROSS PROFIT                                                    4,276            3,955        8,106            7,468

OPERATING EXPENSES:
    Sales and marketing expenses                                1,297              891        2,289            1,778
    General and administrative                                  3,074            2,338        6,131            4,556
    Development costs                                              56               30          103               78
    Amortization of goodwill                                      228               94          462              191
                                                            ---------        ---------   ----------       ----------
Total operating expenses                                        4,655            3,353        8,985            6,603
                                                            ---------        ---------   ----------       ----------
OPERATING INCOME (LOSS)                                          (379)             602         (879)             865

Interest expense, net                                              76               93          221              188
                                                            ---------        ---------   ----------       ----------
Income (loss) before income taxes                                (455)             509       (1,100)             677

Income taxes                                                      110              152          185              216
                                                            ---------        ---------   ----------       ----------
NET INCOME (LOSS)                                           $    (565)       $     357   $   (1,285)      $      461
                                                            =========        =========   ==========       ==========
Income (loss) per share - basic                             $   (.020)       $    .015   $    (.046)      $     .019
                                                            =========        =========   ==========       ==========
Income (loss) per share - assuming dilution                 $   (.020)       $    .014   $    (.046)      $     .018
                                                            =========        =========   ==========       ==========

SEE ACCOMPANYING NOTES.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

                                                                                   June 30              December 31
THOUSANDS OF DOLLARS                                                                2000                  1999
--------------------                                                              ---------             -----------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                     $   1,380             $   1,338
    Trade accounts receivable, less allowances of
      $538 in 2000 and $489 in 1999                                                  10,486                11,398
    Work-in-process                                                                   3,716                 3,051
    Prepaid expenses and other                                                        1,376                   538
                                                                                  ---------             ---------
Total current assets                                                                 16,958                16,325

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
    Office facilities and leasehold improvements                                        370                   370
    Equipment                                                                         6,017                 5,909
    Software                                                                          4,476                 2,812
                                                                                  ---------             ---------
                                                                                     10,863                 9,091

    Less accumulated depreciation and amortization                                    3,516                 3,376
                                                                                  ---------             ---------
Net property, equipment and leasehold improvements                                    7,347                 5,715

OTHER ASSETS:
    Goodwill, less accumulated amortization of
      $4,603 in 2000 and $4,384 in 1999                                              10,518                11,250
    Other                                                                               288                   372
                                                                                  ---------             ---------
Total other assets                                                                   10,806                11,622
                                                                                  ---------             ---------
TOTAL ASSETS                                                                      $  35,111             $  33,662
                                                                                  =========             =========

SEE ACCOMPANYING NOTES.

ALPNET, INC. AND SUBSIDIARIES

                                                                                  June 30               December 31
THOUSANDS OF DOLLARS AND SHARES                                                     2000                    1999
-------------------------------                                                   ---------             -----------
LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
    Credit facilities with banks                                                  $   3,382             $   3,932
    Accounts payable                                                                  4,493                 3,759
    Accrued payroll and related benefits                                              1,516                 1,211
    Other accrued expenses                                                            2,176                 2,021
    Income taxes payable                                                                657                   962
    Current portion of related party debt                                               768                   793
    Current portion of long-term debt                                                 1,094                   827
                                                                                 ----------             ---------
Total current liabilities                                                            14,086                13,505

Related party debt, less current portion                                                473                   623

Long-term debt, less current portion                                                  3,815                 1,900

Commitments and contingencies

SHAREHOLDERS' EQUITY:
    Convertible Preferred Stock, no par value;
      authorized 4,000 shares; issued and
      outstanding 87 shares in 2000 and 1999                                            242                   242
    Common Stock, no par value; authorized
      100,000 shares; issued and outstanding
      27,964 shares in 2000 and 27,763
      shares in 1999                                                                 49,781                49,175
    Accumulated deficit                                                             (30,532)              (29,247)
    Accumulated other comprehensive income                                           (2,754)               (2,536)
                                                                                 ----------             ---------
Total shareholders' equity                                                           16,737                17,634
                                                                                 ----------             ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $  35,111             $  33,662
                                                                                  =========             =========

SEE ACCOMPANYING NOTES.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

                                                                                     Six Months Ended June 30
THOUSANDS OF DOLLARS                                                                   2000             1999
--------------------                                                                 ----------      ---------
OPERATING ACTIVITIES:
    Net income (loss)                                                                $  (1,285)       $     461
    Adjustments to reconcile net income  (loss) to
      net cash provided by operating activities:
        Depreciation and amortization of property,
          equipment and leasehold improvements                                             514              529
        Amortization of goodwill                                                           462              191
        Other                                                                              293               96
        Changes in operating assets and liabilities:
          Trade accounts receivable                                                        445              394
          Accounts payable and accrued expenses                                          1,508            1,130
          Work-in-process                                                                 (777)          (1,607)
          Income tax payable                                                              (304)             123
          Prepaid expense and other                                                       (712)            (456)
                                                                                    ----------        ---------
Net cash provided by operating activities                                                  144              861

INVESTING ACTIVITIES:
    Purchase of property, equipment and leasehold                                          (49)            (422)
      improvements
    Capitalized development costs                                                       (1,546)
    Payment for acquisition                                                                                 (98)
                                                                                    ----------        ---------
Net cash used in investing activities                                                   (1,595)            (520)

FINANCING ACTIVITIES:
    Payments on credit facilities with banks, net                                         (426)            (568)
    Proceeds from related party debt                                                                        190
    Proceeds from long-term debt                                                         2,006
    Principal payments on long-term debt                                                  (274)            (268)
    Proceeds from exercise of stock options                                                291              143
                                                                                    ----------        ---------
Net cash provided by (used in) financing activities                                      1,597             (503)

Effect of exchange rate changes on cash                                                   (104)             (62)
                                                                                    ----------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        42             (224)

Cash and cash equivalents at beginning of period                                         1,338            1,499
                                                                                    ----------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $    1,380        $   1,275
                                                                                    ==========        =========

Supplemental schedule of non-cash investing and financing activities:

    Equipment purchased under capital lease obligations                              $     636        $     848

SEE ACCOMPANYING NOTES.

ALPNET, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2000

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates.

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

     The following table sets forth the computation of basic and diluted income per share.

                                                             Three Months Ended               Six Months Ended
THOUSANDS OF DOLLARS AND SHARES, EXCEPT                            June 30                         June 30
INCOME (LOSS) PER SHARE                                    2000               1999           2000            1999
----------------------------------------                 ---------         ---------      ---------        --------

Numerator:
    Numerator for basic and diluted earnings
      per share - net income (loss)                      $    (565)        $     357      $  (1,285)       $    461
                                                         =========         =========      =========        ========
Denominator:
    Denominator for basic income (loss) per
      share: weighted-average shares                        27,963            24,434         27,912          24,372

    Effect of dilutive securities:
      Convertible preferred stock                                -               786              -             786
      Employee stock options                                     -               788              -             871
      Convertible notes                                          -                 -              -               -
                                                         ---------         ---------      ---------        --------
    Dilutive potential common shares                             -             1,574              -           1,657
                                                         ---------         ---------      ---------        --------
    Denominator for diluted income per share
      adjusted weighted-average shares and
      assumed conversions                                   27,963            26,008         27,912          26,029
                                                         =========         =========      =========        ========
Income (loss) per share - basic                          $   (.020)        $    .015      $   (.046)       $   .019

Income (loss) per share - assuming dilution              $   (.020)        $    .014      $   (.046)       $   .018


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

ALPNET, INC. AND SUBSIDIARIES

5.   SOFTWARE

Purchased software is recorded at cost. The Company capitalized certain of the costs of developed software for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software. The proceeds of any funds received under joint development contracts are deducted from internal development costs. Amortization of software is provided on a straight line basis over useful lives ranging from two to six years. No amortization has been recorded as the software is not ready for use as of June 30, 2000. The software is expected to be ready for use in the fourth quarter of 2000.

                                                                                     June 30          December 31
THOUSANDS OF DOLLARS                                                                   2000               1999
--------------------                                                                -------           -----------
Software obtained on acquisition of subsidiary in 1999                              $   630            $   630
Internal development costs, net                                                       2,749              1,374
Purchased software                                                                      801                683
Capitalized interest                                                                    296                125
                                                                                    -------            -------
                                                                                    $ 4,476            $ 2,812
                                                                                    =======            =======

6.   COMMITMENTS AND CONTINGENCIES

     The Company has committed to purchase approximately $2 million of software and related computer equipment during 2000 of which approximately $640,000 was acquired under capital leases in the six- month period ended June 30, 2000.


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

                                                              Three Months Ended              Six Months Ended
                                                                    June 30                        June 30
THOUSANDS OF DOLLARS                                         2000              1999          2000            1999
--------------------                                      ---------         ---------     ----------      ----------
Net external sales:
    North America                                         $   4,743         $   5,587     $    9,576      $    9,818
    Europe                                                    7,471             6,243         14,010          13,881
    Asia                                                      1,294               686          2,138           1,279
                                                          ---------         ---------     ----------      ----------
                                                          $  13,508         $  12,516     $   25,724      $   24,978
                                                          =========         =========     ==========      ==========
Intercompany sales:
    North America                                         $   1,539         $     509     $    2,448      $      816
    Europe                                                    1,073             3,006          2,900           4,587
    Asia                                                      1,427             1,265          2,688           1,832
                                                          ---------         ---------     ----------      ----------
                                                          $   4,039         $   4,780     $    8,036      $    7,235
                                                          =========         =========     ==========      ==========
Income (loss) before income taxes:
    North America (a)                                     $    (195)        $    (264)    $     (282)     $     (582)
    Europe                                                     (894)              414         (1,130)            707
    Asia                                                        634               359            312             552
                                                          ---------         ---------     ----------      ----------
                                                          $    (455)        $     509     $   (1,100)     $      677
                                                          =========         =========     ==========      ==========

(a) Includes corporate, general, and administrative expenses.

8. CONVERTIBLE NOTES

During the six months ended June 30, 2000, the Company issued approximately $2.0 million of convertible notes to private investors. These notes have a variable interest rate of U.S. prime plus 2%, and are repayable in three equal installments due 36, 48, and 60 months from the date of issuance. The outstanding principal is convertible, at the option of the lender, into shares of the Company's common stock at any time after issuance. The conversion price of each note is the average market value of the Company's stock for the five trading days prior to issuance of the note. The conversion price of the notes ranges from $2.22 to $5.30. The Company has the right to prepay the notes at any time prior to maturity. In connection with approximately $1.7 million of the notes, the Company issued warrants for approximately 385,000 additional shares which are exercisable within 24 months from the date of grant. The outstanding principal of the notes approximates $3.8 million and $1.8 million as of June 30, 2000 and December 31, 1999, respectively. Certain notes were issued to related parties and are included in related party debt. The remaining amounts are included in long-term debt. As of June 30, 2000, the Company has filed registration statements with the Securities and Exchange Commission to register the common shares issuable upon conversion of the notes and exercise of the related warrants.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). The bulletin summarizes the views of the staff on applying generally accepted accounting principles to revenue recognition. SAB 101 expresses the opinion that revenue is earned when four criteria are met; persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the sales price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company believes its existing revenue recognition policies are in conformity with SAB 101.


10.  SUBSEQUENT EVENTS

On July 7, 2000, the Company completed a private equity financing of $6.5 million of the Company's common stock with a group of investors led by The Tail Wind Fund, Ltd. The private placement consisted of approximately 2.9 million newly issued, unregistered shares of Common Stock and warrants for 650,000 additional shares, a portion of which are callable by the Company. In addition, a warrant for 174,000 shares was issued to Ladenburg, Thalmann & Co., Inc. who acted as financial advisors in the private placement transaction. The proceeds from the transaction will be used for the continued development and roll out of the Company's ALPNETXchange technology; for branding, marketing and implementation of its new ASP business model; for satisfaction of certain short-term debt obligations; and for general working capital purposes. Further information is contained in the Form 8-K filed by the Company on July 14, 2000. Under the terms of the private placement agreement, the Company filed a registration statement to register the newly issued shares with the Securities and Exchange Commission on August 3, 2000.

During August 2000, certain of the Company's executives have exercised or will exercise share options under the Company's Executive Stock Option Plan. The total number of options available for exercise approximates 850,000 and the net proceeds to the Company approximates $800,000. The Executive Stock Option Plan and all outstanding options within the plan expire on August 31, 2000.

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

Forward looking statements involve numerous known and unknown risks and uncertainties that could cause actual results to be materially different from estimated or expected results. Such risks and uncertainties include, among others, a change in the Company's business model, adequate funding to execute the new business plan, fluctuating foreign currency exchange rates, fluctuating gross margins, changing levels of demand for the Company's services, the effect of constantly changing general economic and political conditions in all of the various countries in which the Company has operations, the impact of competitive services and pricing, uncertainties caused by clients (including the timing of projects and changes in the scope of services requested) and other risks and uncertainties that may be disclosed from time to time in future public statements or in documents filed with the Securities and Exchange Commission. As a result, no assurance can be given as to future results.

RESULTS OF OPERATIONS

The following paragraphs discuss the results of operations for the three month periods ended June 30, 2000 and 1999 ("second quarter 2000 and 1999" respectively), and the six month periods ended June 30, 2000 and 1999 ("half-year 2000 and 1999" respectively).

Sales of services for the second quarter were $13.5 million for 2000 compared with $12.5 million for 1999 and the Company reported a net loss of $565,000 in 2000 compared to net income of $357,000 in 1999. Sales of services for the half-year were $25.7 million for 2000 compared with $25.0 million for 1999 and the Company reported a net loss of $1.3 million in the half-year 2000 compared with net income of $461,000 in the half-year 1999.

The results for 2000 reflect the significant investments the Company has made as it integrates and completes the development of its new ASP business model and completes the development of its ALPNETXchange enterprise system.

Management believes the integration will have a significant positive impact on the future operating results of the Company. The necessary investment in the technical infrastructure, human resources, branding and marketing support required to build the ASP capability will involve significant operating expenditures that will run in excess of sales. As a result, the Company expects to report operating losses throughout the year 2000. Historical trends in sales and expense will become less comparable as the Company establishes a new sales base and cost structure. The investments which are planned for the year 2000 are expected to position the Company for accelerated growth and profitability in future years.

In addition, the Company has invested approximately $5.1 million through June 30, 2000 in capitalized software and equipment relating to ALPNETXchange, approximately $600,000 of which relates to equipment. The levels of expenditure, both capital and operating, are in accordance with management's plan. The commercial release of ALPNETXchange is on target for the fall of 2000.

NEW BUSINESS MODEL AND ALPNETXCHANGE

The Company's position as a leading supplier of multilingual information management services has provided it with substantial experience in managing linguistic resources spanning people, linguistic data and technology. The Company currently offers its services on a project by project basis according to the specific needs of the client. This historical project-based approach makes client demand and resource planning difficult to predict which can lead to fluctuating sales and operating results. However, the globalization of business and rapid growth of the Internet have intensified the need for clients to implement effective multilingual information strategies to support their Internet and eCommerce business models. Product life cycles and time-to-market are shortening in many industries and businesses need to manage information in Internet time while substantially reducing localization costs. A project-based approach to information management is too slow and costly in this new business environment.

The Company has recognized that a key business problem faced by its clients is the absence of a cost-effective information management platform that exploits the systematic use and reuse of information. Information reuse is essential in translating and managing content in multiple languages. Poor reuse compromises information quality and value and increases the cost of doing business globally.

The Company has responded to this business issue for its existing and future clients by repositioning itself as an Internet-based ASP. Through ALPNETXchange, the Company will host integrated Web-based software applications that will enable clients to create, localize, manage, warehouse, reuse and distribute information tailored for global and local needs. The Company will host dedicated client data servers allowing clients to integrate multilingual information management capabilities directly into their own business processes. The Company's new ASP business model is expected to transform multilingual business information into a globally reusable asset.

ALPNETXchange includes the enterprise information system that the Company started designing and developing during 1999 which automates all workflow processes throughout the Company's operations. ALPNETXchange also includes an extranet portal through which clients can transact business with ALPNET and access their multilingual information stored and managed on ALPNET servers. The most valuable part of the ALPNETXchange system is a knowledge management component which centralizes and leverages all translation memories, terminology databases and localization know-how. This component provides the critical function of information reuse which is more efficient and cost-effective.

SALES OF SERVICES BY GEOGRAPHIC SEGMENT

The value of sales, costs, and net income reported in US dollars has been impacted significantly by the effects of fluctuations in foreign currencies against the US dollar. Total sales for the half-year 2000 would have been approximately $1.0 million higher without the negative effect of foreign currency exchange rates. This is described in more detail in the section "Foreign Exchange Risk."

North America sales were $4.7 million for the second quarter 2000 compared with $5.6 million in 1999, a decrease of 16%, and were $9.6 million for the half-year 2000 compared with $9.8 million in 1999. The decrease occurred mainly in Canada in the second quarter 2000 where sales fell compared to the record levels achieved in 1999 primarily due to the timing and size of certain client projects. In the United States, sales for the half-year 2000 were at approximately the same level as 1999. North America represents one of the largest potential markets for the Company's services. Management is currently expanding and strengthening its sales teams in both countries to increase the Company's share of this market potential.

Sales in Europe were $7.5 million in the second quarter 2000 and represent approximately 55% of the Company's total sales, compared with $6.2 million, or 50% of total sales, in the second quarter of 1999. In the half-year 2000, sales in Europe were $14.0 million compared with $13.9 million in 1999. The Company's two acquisitions in Europe, completed in the second half of 1999, contributed approximately $3.4 million of sales in 2000. The underlying decrease in sales occurred primarily in the UK where the Company has actively eliminated low margin sales which are not consistent with its new business model. This was achieved by reducing the number of operating locations and outsourcing certain production. These actions, combined with ongoing general trading difficulties in the UK, resulted in a reduction of sales in the UK of approximately $1.8 million comparing the half-year 2000 with 1999, of which approximately $1.5 million relates to eliminated low margin sales. In Germany, the Company's largest European operation, underlying sales in the half-year 2000 (net of the effect of negative currency fluctuations) were approximately $400,000 higher than 1999.

Asia's reported sales of services in the half-year 2000 were $2.1 million, an increase of approximately $860,000 over 1999. The Company's presence in Asia has been significantly expanded in recent years by opening offices in new countries and expanding the capacities of existing offices. Demand for translation and localization for Asian markets from the business communities in the United States and Europe is currently at a relatively high level.

The Company's business can be impacted dramatically by changes in the strength of the economies of the countries in which it has a presence, and results of operations are highly influenced by general economic trends. Moreover, sales and profitability are increasingly affected by the number and size of larger, more complex multi-language projects. The Company experiences fluctuations in quarterly sales and profitability levels largely as a result of the increase or decrease in the number of such projects. Management expects this trend to continue within its current sales base. However, through its new ASP business model, the Company expects to be able to obtain a larger share of a rapidly expanding global market for multilingual information management services for information created for the Internet marketplace.

COST OF SERVICES SOLD

Cost of services as a percentage of sales fluctuates primarily as a result of competition in the marketplace and the volume and nature of direct production costs, especially on large projects. The gross margin in half-year 2000 was 32% compared with 30% in 1999. Part of the increase in margin is attributable to the elimination of low margin sales in the UK. Management expects competitive pricing pressures to continue in the Company's existing service lines. The new business model both lessens the Company's dependence on short-term individual projects, which are highly price sensitive, and offers long-term solutions based around higher value services. The gross margin is anticipated to increase and become more predictable as the new model is implemented.

OTHER COSTS AND EXPENSES

Sales and marketing expenses were $2.3 million in the half-year 2000 compared with $1.8 million in 1999, an increase of $500,000. The increase relates to additional sales and marketing activity in substantially all of the Company's markets together with an expanded corporate marketing group to support the launch of the new business model. Further increases are expected throughout 2000.

General and administrative costs were $6.1 million in the half-year 2000 compared with $4.6 million in 1999, an increase of approximately $1.5 million. The increase is attributable to additional personnel recruited to implement the transition to the new business model together with the general and administrative costs of the subsidiaries acquired in the second half of 1999. Costs associated with the new technical and managerial infrastructure required are expected to continue to increase throughout 2000.

In the half-year 2000, the Company capitalized approximately $1.5 million of software development costs related to ALPNETXchange. This amount is net of reimbursement from joint development partners. Development costs which were expensed in the half-year 2000 amounted to $103,000 in 2000, compared with $78,000 in 1999.

Goodwill amortization was $462,000 in the half-year 2000 compared with $191,000 in 1999, an increase of $271,000. The additional amortization in 2000 relates to the acquisitions completed in the second half of 1999.

Net interest expense was $221,000 in the half-year 2000, an increase of $33,000 compared with 1999. The increase is due to additional long-term debt used to finance certain equipment and software purchases, the issuance of convertible notes, and the assumption of debt relating to the acquisitions completed in the second half of 1999. Approximately $171,000 of interest has been capitalized in the half-year 2000 in connection with the ALPNETXchange developed software.

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

After the utilization of net operating loss carryforwards, income tax expense was $185,000 in the half-year 2000, compared with $216,000 in 1999. Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization of net operating loss carryforwards in many of these jurisdictions. The US parent company has a net operating loss carryforward for US Federal tax purposes but has no net operating loss carryforwards for state income tax purposes.

LIQUIDITY AND SOURCES OF CAPITAL

The Company had a positive cash flow from operations of approximately $144,000 in the half-year 2000 compared with $861,000 in 1999. In 2000, investing activities of approximately $1.6 million included equipment acquisitions of $49,000 and approximately $1.5 million of software development costs. Approximately $640,000 of equipment purchases were also made, financed under capital leases. In the half-year 1999, investing activities comprised equipment purchases of $422,000 needed to maintain or upgrade production capability and a cash payment for acquisition of $98,000.

Financing activities for both half-years include fluctuations in the amounts utilized under bank lines of credit to finance the Company's working capital needs. These credit facilities are generally secured by accounts receivable and fluctuate according to the level of receivables. During the half-year 2000, the Company issued long-term, unsecured convertible notes to private investors totaling approximately $2.0 million, as described in more detail in Note 8 to the Consolidated Financial Statements.

At June 30, 2000, the Company's cash and cash equivalents were approximately $1.4 million, which represented an increase of approximately $40,000 during 2000. At June 30, 2000, the Company had working capital of approximately $2.9 million, compared to working capital of approximately $2.8 million at December 31, 1999.

The Company's primary working capital requirements relate to the funding of accounts receivable and work-in-process on large projects. The Company funds some of its working capital needs with credit facilities with financial institutions in the US, Canada, the UK, Germany and the Netherlands. Most of the credit facilities are secured by accounts receivable and other assets of the Company or its subsidiaries. As of June 30, 2000, the Company had unused amounts under these credit facilities of approximately $800,000. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as those which currently exist. In addition, the Company expects to be able to increase the maximum amounts which can be borrowed under credit facilities. Some of the financial institutions, which have loaned funds to the Company's subsidiaries under the credit facilities referred to above, have placed certain limits on the flow of cash outside the respective countries. Such limitations have not been an undue burden to the Company in the past, nor are they expected to be unduly burdensome in the foreseeable future.

Subsequent to June 30, 2000 the Company completed a private equity financing of $6.5 million of the Company's common stock. The proceeds from the transaction will be used for the continued development and roll out of the Company's ALPNETXchange technology; for branding, marketing and implementation of its new ASP business model; for satisfaction of certain short-term debt obligations; and for general working capital purposes. This transaction is described more fully in Note 10 to the Consolidated Financial Statements.

The Company may be required to obtain additional financing in order to continue the implementation of its new Internet-based ASP business model and the related expenditures for technical infrastructure, human resources, branding and marketing support. Management believes that it has available alternative sources of funding through private or public placement of debt or equity securities that can be obtained in amounts and on terms acceptable to the Company and sufficient to enable the Company to be able to fund its working capital needs, meet its scheduled debt repayments and satisfy its planned investment requirements for the new ASP business model.

The Company's only significant commitments for capital expenditures during 2000 approximate $2 million for ALPNETXchange software and related computer equipment which will be acquired primarily under capital leases during 2000. Approximately $640,000 of software and equipment was acquired under capital leases during the half-year 2000.

In November 1998, the Company commenced implementation of an aggressive reorganization of the Company's structure and operations. This plan was completed during 1999. At June 30, 2000 approximately $75,000 of outstanding obligations on long-term facility leases relating to this reorganization remains accrued.

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

Substantially all of the Company's deferred tax assets at June 30, 2000 and December 31, 1999 were comprised of net operating loss carryforwards for which the Company has provided valuation allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards exist, and the specific rules and regulations governing the utilization of such losses, including the dates by which the losses must be used.

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

Fluctuations against the US dollar can produce significant differences in the reported value of sales and expenses. The following table shows a comparison of sales of services in each of the Company's significant geographic segments for the six months ended June 30, 2000 and 1999, along with the effect of foreign currency exchange rate fluctuations on sales between periods.

                                                                        Increase (Decrease)
                                                Six Months            Sales of Services due to           Total
                                               Ended June 30          Sales            Currency          Increase
THOUSANDS OF DOLLARS                         2000         1999        Volume         Fluctuations       (Decrease)
--------------------                       ---------    ---------    ---------       ------------       -----------
North America                              $   9,576    $   9,818    $    (293)         $    51           $   (242)
Europe                                        14,010       13,881        1,210           (1,081)               129
Asia                                           2,138        1,279          809               50                859
                                           ---------    ---------    ---------          -------           --------
Total Sales                                $  25,724    $  24,978    $   1,726          $  (980)          $    746
                                           =========    =========    =========          =======           ========

The sales mix of the Company's operations and the effect of foreign currency exchange rate fluctuations on costs and expenses generally mitigate the consolidated net income impact. For sales in the US which are produced outside of the US, any weakening of the US dollar against a particular country's currency reduces the amount of net income reported in US dollars. Conversely, the same weakening of the US dollar generates an offsetting increase in the dollar value of profits arising from sales within that country. This natural currency effect reduces the net foreign exchange risk to the Company. In addition, the increased costs related to the implementation of the new business model are spread throughout the Company's operations and many are denominated in foreign currencies. Any weakening of the US dollar that negatively impacts a foreign operation's trading profit will similarly reduce the dollar value of any overhead expense located in that country.

The Company has not historically experienced significant differences in net income as a result of fluctuations in foreign currencies. The negative impact of foreign currency fluctuations increased the loss in 2000 by approximately $80,000. The Company does not currently use any financial instruments to manage or hedge foreign exchange risk either for trading or other purposes. The sales mix and currency trends are monitored on an ongoing basis to identify any changes that might significantly affect the Company's net results.

The translation of foreign denominated assets and liabilities at year-end exchange rates results in an unrealized foreign currency translation adjustment recorded as a separate component of shareholders' equity and reported as other comprehensive income. The foreign currency adjustment to shareholders' equity for the six months ended June 30, 2000, was approximately negative $200,000. As of June 30, 2000, the cumulative net effect to the Company of the equity adjustment from movements in foreign currency exchange rates was a reduction of approximately $2.8 million in shareholders' equity. A significant portion of the cumulative foreign currency adjustment relates to changes in the carrying value of goodwill, which is partly denominated in foreign currencies.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herein:

         3.1    Articles of Amendment to the Restated Articles of
                Incorporation of ALPNET, Inc.

         27     Financial Data Schedule

(b) On July 14, 2000 the Company filed a Form 8-K in respect of the private equity financing of $6.5 million of the Company's common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ALPNET, INC.
                                            Registrant



Date: 11 August 2000                     /s/ Michael F. Eichner
      --------------                     -----------------------------------
                                         Michael F. Eichner
                                         Chairman of the Board



Date: 11 August 2000                     /s/ John W. Wittwer
      --------------                     -----------------------------------
                                         John W. Wittwer
                                         Vice President Finance