Form 10-Q
period 2000-09-30
ALPNET INC
filed 2000-11-14
CIK 712425

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly period ended September 30, 2000.
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 0-15512

ALPNET, Inc.
(Exact name of registrant as specified in its charter)

UTAH (State or other jurisdiction of incorporation or organization)	87-0356708 (IRS Employer Identification No.)
4460 South Highland Drive, Suite #100, Salt Lake City, Utah (Address of principal executive offices)	84124-3543 (Zip Code)

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

Yes    X       No

    The number of shares outstanding of the registrant's no par value Common Stock as of October 31, 2000 was 31,712,450.

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Thousands of dollars (except per share data)	2000	1999	2000	1999

Sales of services	$13,191	$14,142	$38,915	$39,120
Cost of services sold	8,956	9,722	26,574	27,232

Gross profit	4,235	4,420	12,341	11,888
Operating expenses:
Sales and marketing expenses	1,387	966	3,676	2,744
General and administrative	3,060	2,424	9,191	6,980
Development costs	66	17	169	95
Amortization of goodwill	218	187	680	378

Total operating expenses	4,731	3,594	13,716	10,197

Operating income (loss)	(496)	826	(1,375)	1,691
Interest expense, net	32	96	253	284

Income (loss) before income taxes	(528)	730	(1,628)	1,407
Income taxes	159	217	344	433

Net income (loss)	$(687)	$513	$(1,972)	$974

Basic income (loss) per share	$(0.023)	$0.019	$(0.069)	$0.039

Diluted income (loss) per share	$(0.023)	$0.019	$(0.069)	$0.037

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

Thousands of dollars	September 30 2000	December 31 1999

Assets
Current assets:
Cash and cash equivalents	$4,513	$1,338
Trade accounts receivable, less allowances of $620 in 2000 and $489 in 1999	10,371	11,398
Work-in-process	3,132	3,051
Prepaid expenses and other	1,432	538

Total current assets	19,448	16,325
Property, equipment and leasehold improvements:
Office facilities and leasehold improvements	410	370
Equipment	7,225	5,909
Software	5,727	2,812

	13,362	9,091
Less accumulated depreciation and amortization	3,566	3,376

Net property, equipment and leasehold improvements	9,796	5,715
Other assets:
Goodwill, less accumulated amortization of $4,657 in 2000 and $4,384 in 1999	10,115	11,250
Other	274	372

Total other assets	10,389	11,622

Total assets	$39,633	$33,662

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)—continued

Thousands of dollars and shares	September 30 2000	December 31 1999

Liabilities and shareholders' equity
Current liabilities:
Credit facilities with banks	$2,472	$3,932
Accounts payable	4,075	3,759
Accrued payroll and related benefits	1,532	1,211
Other accrued expenses	2,590	2,021
Income taxes payable	619	962
Current portion of related party debt		793
Current portion of long-term debt	1,048	827

Total current liabilities	12,336	13,505
Related party debt, less current portion	473	623
Long-term debt, less current portion	4,627	1,900
Commitments and contingencies
Shareholders' equity:
Convertible Preferred Stock, no par value; authorized 4,000 shares in 2000 and 2,000 shares in 1999; issued and outstanding 87 shares in 2000 and 1999	242	242
Common Stock, no par value; authorized 100,000 shares in 2000 and 40,000 shares in 1999; issued and outstanding 31,712 shares in 2000 and 27,763 shares in 1999	56,111	49,175
Accumulated deficit	(31,219)	(29,247)
Accumulated other comprehensive income	(2,937)	(2,536)

Total shareholders' equity	22,197	17,634

Total liabilities and shareholders' equity	$39,633	$33,662

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
Thousands of dollars	2000	1999

Operating activities:
Net income (loss)	$(1,972)	$974
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	771	791
Amortization of goodwill	680	378
Other	82	21
Changes in operating assets and liabilities:
Trade accounts receivable	179	(703)
Accounts payable and accrued expenses	1,793	730
Work-in-process	(328)	(1,681)
Income tax payable	(359)	266
Prepaid expense and other	(966)	(208)

Net cash provided by (used in) operating activities	(120)	568
Investing activities:
Purchase of property, equipment and leasehold improvements	(689)	(328)
Capitalized development costs	(2,713)	(749)
Payment for acquisition		(85)

Net cash used in investing activities	(3,402)	(1,162)
Financing activities:
Payments on credit facilities with banks, net	(1,256)	(370)
Proceeds from related party debt		715
Payments on related party debt	(740)
Proceeds from long-term debt	2,006	800
Principal payments on long-term debt	(763)	(613)
Net proceeds from sale of common stock	5,825
Proceeds from exercise of stock options	1,111	211

Net cash provided by financing activities	6,183	743
Effect of exchange rate changes on cash	514	272

Net increase in cash and cash equivalents	3,175	421
Cash and cash equivalents at beginning of period	1,338	1,499

Cash and cash equivalents at end of period	$4,513	$1,920

Supplemental schedule of non-cash investing and financing activities:
Equipment purchased under capital leases	$1,592	$920

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2000

1.  BASIS OF PRESENTATION

  ALPNET, Inc. ("ALPNET" or the "Company") is a United States multinational corporation which was incorporated in the State of Utah in 1980. The Company provides services and solutions in the multilingual information management services sector to businesses engaged in international trade. These services include content creation, translation, localization, information management consultancy and language technology integration. ALPNET is one of the largest suppliers of such services in the world. The principal markets for the Company's services are North America, Europe and Asia.

  During 1999, the Company embarked on a strategic repositioning to expand and complement its current service offering to include an Application Service Provider ("ASP") capability which, when implemented, will enable the Company to provide multilingual information management services via the Internet. This is discussed more fully in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

2.  COMPREHENSIVE INCOME

  The Company presents comprehensive income in the shareholders' equity section of the consolidated balance sheet. Accumulated other comprehensive income is comprised entirely of accumulated foreign currency translation adjustments.

3.  INCOME (LOSS) PER SHARE

  Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the accounting period. Diluted income (loss) per share includes the potential dilution as a result of stock options and convertible securities.

  The following table sets forth the computation of basic and diluted income (loss) per share.

	Three Months Ended September 30		Nine Months Ended September 30
Thousands of dollars and shares, except Income (loss) per share
	2000	1999	2000	1999

Numerator:
Numerator for basic income (loss) per share—net income (loss)	$(687)	$513	$(1,972)	$974
Effect of dilutive securities:
Convertible notes		27		27

Numerator for diluted income (loss) per share	$(687)	$540	$(1,972)	$1,001

Denominator:
Denominator for basic income (loss) per share: weighted-average shares	29,838	26,579	28,554	25,108
Effect of dilutive securities:
Convertible preferred stock		786		786
Employee stock options		545		762
Convertible notes		633		211
Contingent shares		239		80

Dilutive potential common shares		2,203		1,839

Denominator for diluted income (loss) per share: adjusted weighted-average shares and assumed conversions	29,838	28,782	28,554	26,947

Basic income (loss) per share	$(0.023)	$0.019	$(0.069)	$0.039
Diluted income (loss) per share	$(0.023)	$0.019	$(0.069)	$0.037

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

5.  SOFTWARE

  Purchased software is recorded at cost. The Company capitalized certain of the costs of developed software for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software. The proceeds of any funds received under joint development contracts are deducted from internal development costs. The Company expects amortization of software to be provided on a straight-line basis over useful lives ranging from two to six years. No amortization on internal use software has been recorded as the software is not ready for use as of September 30, 2000.

Thousands of dollars	September 30 2000	December 31 1999

Software obtained on acquisition of subsidiary in 1999	$630	$630
Internal development costs, net	3,762	1,374
Purchased software	885	683
Capitalized interest	450	125

	$5,727	$2,812

6.  GEOGRAPHICAL AND SEGMENT DATA

  The Company operates in one business segment, multilingual information management services. Within this segment, the Company also evaluates its performance internally by significant geographic regions: North America, Europe and Asia.

  The following selected financial data summarizes the Company's domestic and foreign operations for financial reporting purposes. Allocations of corporate and country overheads to domestic and foreign operations are based upon the Company's policies for financial reporting consistently applied during the periods. All intercompany sales are eliminated in consolidation.

6.  GEOGRAPHICAL AND SEGMENT DATA (continued)

	Three Months Ended September 30		Nine Months Ended September 30
Thousands of dollars	2000	1999	2000	1999

Net external sales:
North America	$4,716	$4,917	$14,292	$14,735
Europe	7,385	8,524	21,395	22,405
Asia	1,090	701	3,228	1,980

	$13,191	$14,142	$38,915	$39,120

Intercompany sales:
North America	$1,420	$894	$3,868	$1,710
Europe	2,107	2,710	5,007	7,297
Asia	1,587	1,181	4,275	3,013

	$5,114	$4,785	$13,150	$12,020

Income (loss) before income taxes:
North America	$(438)	$(288)	$(720)	$(870)
Europe	(273)	813	(1,403)	1,520
Asia	183	205	495	757

	$(528)	$730	$(1,628)	$1,407

7.  CONVERTIBLE NOTES

  During the nine months ended September 30, 2000, the Company issued approximately $2.0 million of convertible notes to private investors. These notes have a variable interest rate of U.S. prime plus 2%, and are repayable in three equal installments due 36, 48, and 60 months from the date of issuance. The outstanding principal is convertible, at the option of the lender, into shares of the Company's common stock at any time after issuance. The conversion price of each note is the average market value of the Company's stock for the five trading days prior to issuance of the note. The conversion price of the notes ranges from $2.22 to $5.30. The Company has the right to prepay the notes at any time prior to maturity. In connection with approximately $1.7 million of the notes, the Company issued warrants for approximately 385,000 additional shares which are exercisable within 24 months from the date of grant. The outstanding principal of all such notes approximates $3.8 million and $1.8 million as of September 30, 2000 and December 31, 1999, respectively. Certain notes were issued to related parties and are included in related party debt. The remaining amounts are included in long-term debt.

8.  EQUITY TRANSACTION

  On July 7, 2000, the Company completed a private equity financing of $6.5 million of the Company's common stock with a group of investors led by The Tail Wind Fund, Ltd. The agreement includes certain anti-dilution provisions. The net proceeds from the transaction were approximately $5.8 million. The private placement consisted of approximately 2.9 million shares of Common Stock and warrants for 650,000 additional shares, a portion of which are callable by the Company. In addition, a warrant for 174,000 shares was issued to Ladenburg, Thalmann & Co., Inc. who acted as financial advisors in the transaction. Subsequent to the transaction, both the issued shares and the shares underlying the warrants were registered with the Securities and Exchange Commission.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

  In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). The bulletin summarizes the views of the staff on applying generally accepted accounting principles to revenue recognition. SAB 101 expresses the opinion that revenue is earned when four criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the sales price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company believes its existing revenue recognition policies are in conformity with SAB 101.

  Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), requires companies to record all derivative instruments as assets or liabilities, measured at fair value. As the Company does not hold any derivative instruments and does not engage in any hedging activities, FAS 133 does not affect its financial statements.

10. SUBSEQUENT EVENTS

  In November, management analyzed the status of ALPNETXchange™ development and the Company's ability to raise additional development capital. Based on this analysis, management decided to (i) reduce the level of its development activities, and (ii) slow the implementation of the ALPNETXchange™ system and the Company's Internet-based ASP capability. This is discussed more fully in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto.

Forward Looking Statements

The statements in this Quarterly Report on Form 10-Q that are not based on historical data are forward looking, including for example: information about future sales growth in various markets in future periods; expected changes in the levels of various expenses, including income taxes; the Company's plans for future investments in new offices, services, or products; and financing plans and expectations.

Forward looking statements involve numerous known and unknown risks and uncertainties that could cause actual results to be materially different from estimated or expected results. Such risks and uncertainties include, among others, changes in the Company's business model, adequate funding for and effective implementation of the Company's current business plan, fluctuating foreign currency exchange rates, fluctuating gross margins, changing levels of demand for the Company's services, the effect of constantly changing general business, economic and political conditions in all of the various countries in which the Company has operations, the impact of competitive services and pricing, uncertainties caused by clients (including the timing of projects and changes in the scope of services requested) and other risks and uncertainties that may be disclosed from time to time in future public statements or in documents filed with the Securities and Exchange Commission. As a result, no assurance can be given as to future results.

General

ALPNET, Inc. ("ALPNET" or the "Company") is a United States multinational corporation which was incorporated in the State of Utah in 1980. The Company provides services and solutions in the multilingual information management services sector to businesses engaged in international trade. These services include content creation, translation, localization, information management consultancy and language technology integration. ALPNET is one of the largest suppliers of such services and solutions in the world.

The Company's 20-year history has provided it with substantial experience in managing linguistic resources that spans people, linguistic data and technology. The globalization of business and rapid growth of the Internet has intensified the need for clients to implement effective multilingual information strategies to support their Internet and eCommerce business models. Product life cycles and time-to-market are shortening in many industries and businesses need to manage information in Internet time while substantially reducing localization costs.

The Company recognized that the method of delivering its services needed to accommodate clients' new Internet and eCommerce business models. The Company also recognized that a key business problem faced by its clients was the absence of a cost-effective information management platform that exploits the systematic use and reuse of information. Information reuse is essential in translating and managing content in multiple languages. Poor reuse compromises information quality and value and increases the cost of doing business globally. During 1999, the Company embarked on a strategic repositioning to expand and complement its current service offering to include an Application Service Provider ("ASP") capability which, when implemented, will be accessible through the Internet. Through its client-server based system called ALPNETXchange™, the Company intends to provide services for clients supported by integrated software applications that will facilitate the creation, localization, management, warehousing, reuse and distribution of information tailored for global and local needs.

Operations

While the Company is expanding its capabilities to accommodate the changing business models of its clients, ALPNET also continues to focus on strengthening sales of its existing business service offerings. The Company has added and plans to add additional sales and marketing resources in key markets including the U.S., Europe and Japan.

Management is in the process of preparing a restructuring plan that will accelerate the reduction of costs and realign the Company's operations. It is expected that the realignment of the Company's operations will be substantially implemented in the fourth quarter of 2000. The costs related to these actions are expected to be recorded in the fourth quarter of 2000. In connection with the Company's plan, cost savings will result from centralization of operations, increased outsourcing of production activities, increased information reuse, improved workflow and increased automation of internal processes.

ALPNETXchange™

The completion and implementation of ALPNETXchange™ is conditional upon the Company's ability to raise sufficient funding for further development. The current weakening in capital market conditions and the limited availability of additional financing is requiring the Company to reduce the level of its development activities. Accordingly, management expects that the launch of ALPNETXchange™ will be delayed until 2001.

ALPNETXchange™, when implemented, will be an enterprise-wide system that is intended to automate all workflow processes throughout the Company's operations. ALPNETXchange™ will include an extranet portal through which clients can transact business with ALPNET via the Internet and access their multilingual information stored and managed on ALPNET servers.

Results of Operations

For the three months ended September 30, 2000, the Company reported a net loss of $687,000 compared to net income of $513,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, the Company reported a net loss of approximately $2 million compared to net income of $974,000 for the nine months ended September 30, 1999. The results for 2000 reflect certain expenditures the Company has made in connection with the planned implementation of its new business capability including human resources, training, branding and market support. The Company has also capitalized most of the costs of development of ALPNETXchange™, approximately $7.3 million through September 30, 2000, $1.6 million of which relates to equipment.

Sales of Services

Sales of services were approximately $13.2 million for the three months ended September 30, 2000 compared to approximately $14.1 million for the three months ended September 30, 1999. Sales of services were approximately $38.9 million for the nine months ended September 30, 2000 compared to approximately $39.1 million for the nine months ended September 30, 1999.

The value of sales reported in US dollars has been impacted by the effects of fluctuations in foreign currencies against the US dollar. Total sales for the three months and nine months ended September 30, 2000 would have been approximately $1.1 million and $2.5 million higher, respectively, if translated at the weighted average exchange rates for the respective periods in 1999. This is described in more detail in the section "Foreign Exchange Risk."

Sales in North America were approximately $4.7 million for the three months ended September 30, 2000 compared to approximately $4.9 million in 1999, and were approximately $14.3 million for the nine months ended September 30, 2000 compared to approximately $14.7 million in 1999. The decrease occurred mainly in Canada where sales fell compared to the record levels achieved in 1999 primarily due to the timing and size of certain client projects. In the United States, sales for 2000 were at approximately the same level as 1999.

Sales in Europe were approximately $7.4 million for the three months ended September 30, 2000 compared to approximately $8.5 million in 1999. In the nine months ended September 30, 2000, sales in Europe were approximately $21.4 million compared to approximately $22.4 million in 1999. If translated at the weighted average exchange rates for the comparable periods in 1999, sales in Europe would have been approximately $1.1 million and $2.6 million higher for the three and nine months ended September 30, 2000, respectively. Increases in sales volume for the nine months ended September 30, 2000 occurred primarily in Germany and the Netherlands. Those increases were partially offset by decreased sales volume in the UK. Sales volume in Europe in the third quarter of 2000 remained at approximately the same level as in 1999.

Sales in Asia were approximately $1.1 million for the three months ended September 30, 2000 compared to $701,000 in 1999. In the nine months ended September 30, 2000, sales in Asia were approximately $3.2 million compared to approximately $2 million in 1999. These increases have resulted from actions taken by the Company to significantly expanded its presence in Asia to take advantage of the increase in demand for translation and localization services in this market.

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

Management is currently expanding and strengthening its sales teams in the U.S., Europe and Japan to increase the Company's share of these markets.

Cost of Services Sold

Cost of services as a percentage of sales fluctuates primarily as a result of competition in the marketplace and the volume and nature of direct production costs, especially on large projects. The gross margin in the three and nine months ended September 30, 2000 was 32.1% and 31.7%, respectively, compared to 31.3% and 30.4% for the respective periods in 1999. Part of the increase in margin is attributable to the elimination of low margin sales in the UK. Management expects competitive pricing pressures to continue in the Company's existing service lines. Management also anticipates cost savings and margin improvement resulting from the realignment of Company operations, strengthening of its sales force in key markets and future implementation of ALPNETXchange™.

Other Costs and Expenses

Sales and marketing expenses were approximately $1.4 million and $3.7 million in the three and nine months ended September 30, 2000, respectively, compared to $966,000 and $2.7 million for the respective periods in 1999. The increases in 2000 relate to additional sales and marketing activity in substantially all of the Company's markets together with an expanded corporate marketing group to support the anticipated launch of ALPNETXchange™ in Q4 2000, which has now been delayed to 2001.

General and administrative costs were approximately $3.1 million and $9.2 million in the three and nine months ended September 30, 2000, respectively, compared to approximately $2.4 million and $7 million for the respective periods in 1999. The increases in 2000 are attributable to additional personnel recruited to prepare for the future implementation of ALPNETXchange™ together with the general and administrative costs of the subsidiaries acquired in the second half of 1999.

Development costs for the three and nine months ended September 30, 2000 were $66,000 and $169,000, respectively, compared to $17,000 and $95,000 for the respective periods in 1999. Development costs for 2000 and 1999 exclude the capitalization of certain development costs pertaining to ALPNETXchange™. This is explained in more detail in the section "Liquidity and Sources of Capital."

Goodwill amortization for the three and nine months ended September 30, 2000 was $218,000 and $680,000, respectively, compared to $187,000 and $378,000 for the respective periods in 1999. The additional amortization in 2000 relates to the acquisitions completed in the second half of 1999.

Net interest expense was $32,000 and $253,000 in the three and nine months ended September 30, 2000, respectively, compared to $96,000 and $284,000 for the respective periods in 1999. $325,000 of interest has been capitalized during 2000 in connection with the development of ALPNETXchange™. In addition, net interest expense includes approximately $51,000 of interest income related to the investment of the proceeds from the issuance of common stock. Without the effects of capitalized interest and interest income, net interest expense for 2000 would be substantially higher.

The US parent company, and each of its subsidiaries, are separate legal and taxable entities and are subject to domestic or foreign taxes pertaining to operations in their respective jurisdictions. For tax purposes, the US parent company, and certain of its subsidiaries, have unused net operating losses from prior years which can be utilized to reduce future years' taxable income of the respective entities. The availability of these net operating losses is governed by applicable domestic and foreign tax rules and regulations, some of which limit the utilization of such losses due to minimum tax requirements and other provisions. Income tax expense, as presented in the Consolidated Financial Statements, represents the combined income tax expense and income tax credits of all of the entities of the Company.

After the utilization of net operating loss carryforwards, income tax expense was $159,000 and $344,000 in the three and nine months ended September 30, 2000, respectively, compared to $217,000 and $433,000 for the respective periods in 1999. Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization of net operating loss carryforwards in many of these jurisdictions.

Liquidity and Sources of Capital

The Company had a negative cash flow from operations of $120,000 in the nine months ended September 30, 2000 compared to a positive cash flow from operations of $568,000 in 1999. With the implementation of its cost reduction and operational realignment plan, management expects to generate positive cash flows from operations in 2001.

For the nine months ended September 30, 2000 and 1999, investing activities of approximately $3.4 million and $1.2 million, respectively, consisted primarily of investments in ALPNETXchange. Capitalized software development costs for 2000, including interest, approximate $2.7 million as compared to $749,000 in 1999. The increase in capitalized software costs in 2000 as compared to 1999 is the result of the development of ALPNETXchange beginning in the second half of 1999. In addition to its investment in ALPNETXchange, the Company also invested in other equipment to maintain and upgrade its production capabilities.

Financing activities for the nine months ended September 30, 2000 resulted in a net positive cash flow of approximately $6.2 million resulting primarily from proceeds received from the issuance of common stock, the issuance of convertible, unsecured notes and the exercise of stock options. Financing activities for the nine months ended September 30, 1999 resulted in a net positive cash flow of $743,000 due primarily to the issuance of convertible, unsecured notes.

At September 30, 2000, the Company's cash and cash equivalents were approximately $4.5 million, which represents an increase of approximately $3.2 million during 2000. At September 30, 2000, the Company had working capital of approximately $7.1 million, compared to working capital of approximately $2.8 million at December 31, 1999.

The Company's primary working capital requirements relate to the funding of accounts receivable and work-in-process on large projects. The Company funds some of its working capital needs through credit facilities with financial institutions in the US, Canada, the UK, Germany and the Netherlands. Most of the Company's credit facilities are secured by accounts receivable and other assets of the Company's subsidiaries and by guarantees of the Company. As of September 30, 2000, the Company had unused amounts under these credit facilities of approximately $2.1 million. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as those that currently exist. In addition, the Company expects to be able to increase the maximum amounts that can be borrowed under credit facilities. Some of the financial institutions, which have loaned funds to the Company's subsidiaries under the credit facilities referred to above, have placed certain limits on the flow of cash outside the respective countries. Such limitations have not been an undue burden to the Company in the past, nor are they expected to be unduly burdensome in the foreseeable future.

In anticipation of the need for additional financing to continue development and implementation of ALPNETXchange, the Company filed a shelf registration with the Securities and Exchange Commission on August 17, 2000. Under the terms of the registration, the Company may raise additional capital of up to $8 million through a series of public placements of the Company's common stock. Due to weakened capital market conditions and the decrease in the Company's share price, management believes that it may not be able to use the shelf registration to raise additional development capital on terms acceptable to the Company. Consequently, management has decided to (i) reduce the level of its development activities and (ii) slow the implementation of the ALPNETXchange™ system. Management also believes that it has other available sources of funding that can be obtained in amounts and on terms acceptable to the Company and sufficient to enable the Company to be able to fund its working capital needs, meet its scheduled debt repayments and satisfy future development costs.

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

Substantially all of the Company's deferred tax assets at September 30, 2000 and December 31, 1999 were comprised of net operating loss carryforwards for which the Company has provided valuation allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards exist, and the specific rules and regulations governing the utilization of such losses, including the dates by which the losses must be used.

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

Fluctuations against the US dollar can produce significant differences in the reported value of sales and expenses. The following table shows a comparison of sales of services in each of the Company's significant geographic segments for the nine months ended September 30, 2000 and 1999, along with the effect of foreign currency exchange rate fluctuations on sales between periods.

			Increase (Decrease) Sales of Services due to
	Nine Months Ended September 30				Total Increase (Decrease)
			Sales Volume	Currency Fluctuations
Thousands of dollars	2000	1999

North America	$14,292	$14,735	$(504)	$61	$(443)
Europe	21,395	22,405	1,599	(2,609)	(1,010)
Asia	3,228	1,980	1,199	49	1,248

Total Sales	$38,915	$39,120	$2,294	$(2,499)	$(205)

The sales mix of the Company's operations and the effect of foreign currency exchange rate fluctuations on costs and expenses generally mitigate the consolidated net income impact. However, the negative impact of foreign currency fluctuations increased the loss in 2000 by approximately $200,000. For sales in the US which are produced outside of the US, any weakening of the US dollar against a particular country's currency reduces the amount of net income reported in US dollars. Conversely, the same weakening of the US dollar generates an offsetting increase in the dollar value of profits arising from sales within that country. This natural currency effect reduces the net foreign exchange risk to the Company. Any weakening of the US dollar that negatively impacts a foreign operation's trading profit will similarly reduce the dollar value of any overhead expense located in that country. The sales mix and currency trends are monitored on an ongoing basis to identify any changes that might significantly affect the Company's net results.

The translation of foreign denominated assets and liabilities at period-end exchange rates results in an unrealized foreign currency translation adjustment recorded as a separate component of shareholders' equity and reported as other comprehensive income. The negative impact of foreign currency adjustment to shareholders' equity for the nine months ended September 30, 2000 was $401,000. As of September 30, 2000, the cumulative net effect to the Company of the equity adjustment from movements in foreign currency exchange rates was a reduction of approximately $2.9 million in shareholders' equity. A significant portion of the cumulative foreign currency adjustment relates to changes in the carrying value of goodwill, which is partly denominated in foreign currencies.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are included herein:
27 Financial Data Schedule
(b)	On July 14, 2000, the Company filed a Form 8-k in respect of the private equity financing of $6.5 million of the Company's common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPNET, Inc. Registrant
Date:	14 November 2000	/s/ Michael F. Eichner Michael F. Eichner Chairman of the Board
Date:	14 November 2000	/s/ John W. Wittwer John W. Wittwer Vice President Finance

QuickLinks

INDEX
  ITEM 1 : CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2 : MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES