Form 10-K405
period 2000-12-31
ALPNET INC
filed 2001-03-27
CIK 712425

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000.

or

[ ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from      to     .

Commission File Number 0-15512

ALPNET, Inc.
(Exact name of registrant as specified in its charter)

UTAH	87-0356708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4460 South Highland Drive, Suite #100, Salt Lake City, Utah	84124-3543
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (801) 273-6600
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, No Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Based on the average bid and ask price of $.61 at March 15, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $16,321,373.

The number of shares outstanding of the registrant's Common Stock as of March 15, 2001 was 31,733,507.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents from which information is incorporated by reference herein, and the Parts of this Form 10-K into which such incorporation by reference is made:

Definitive Proxy Statement dated March 27, 2001 – Part III of this Form 10-K

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

Forward looking statements involve numerous risks and uncertainties that could cause actual results to be materially different from estimated or expected results. Such risks and uncertainties include, among others, adequate funding for and implementation of the Company's current business plan, fluctuating foreign currency exchange rates, fluctuating gross margins, changing levels of demand for the Company's services, the effect of constantly changing general economic and political conditions in all of the various countries in which the Company has operations, the impact of competitive services and pricing, uncertainties caused by clients (including the awarding and timing of projects and changes in the scope of services requested), and other risks and uncertainties that may be disclosed from time to time in future public statements or in documents filed with the Securities and Exchange Commission. As a result, no assurance can be given as to future results.

ITEM 1. BUSINESS

(a) General Development of Business

ALPNET, Inc. ("ALPNET" or the "Company") is a United States multinational corporation which was incorporated in the State of Utah in 1980. The Company provides services and solutions in the multilingual information management services sector to businesses engaged in international trade. These services include information consultancy, language technology integration, translation and localization. ALPNET is one of the largest dedicated suppliers of such services and solutions in the world.

The Company was originally established to develop and market foreign language translation software, which included its invention of translation memory technology. ALPNET is regarded as a pioneer in the field of multilingual software development. The acquisition by the Company of several leading translation service providers in 1987 and 1988 established the Company's international presence and multilingual information services capabilities. The Company further expanded into foreign markets in 1994 through the formation of additional foreign subsidiaries and branches and in 1999 with the acquisition of subsidiaries in Germany and the Netherlands. As of December 31, 2000, the Company has wholly-owned foreign subsidiaries or branches in the following countries: Canada, Brazil, United Kingdom, Republic of Ireland, Germany, Belgium, France, the Netherlands, Sweden, Singapore, Korea, China, Japan and Thailand.

The globalization of business and rapid growth of the Internet has intensified the need for companies to implement effective multilingual information strategies to support their Internet and eCommerce business models as well as their traditional business models. Product life cycles and time-to-market requirements are shortening in many industries and businesses need to manage information in accelerated time frames while reducing multilingual information costs. The Company's 21-year history has provided it with substantial experience in managing linguistic resources spanning people, linguistic data and technology which enable it to meet the globalization requirements of such companies.

During 1999 and 2000, the Company embarked on a strategic repositioning to evolve its service offering to include a full range of value-added multilingual information services, supported by its ALPNETXchangeTM technology and move up the services chain in the information creation, localization and information management process (the "InfoCycleTM"). The Company also planned to offer an Internet-based Application Service Provider ("ASP") business model, under which it would offer multilingual information management software applications via the Internet.

During the fourth quarter of 2000, the Company commenced implementation of certain strategic initiatives along with a restructuring plan as a result of limited capital resources, and depressed capital market conditions and the Company's operating performance. The primary focus of these initiatives is to strengthen the Company's sales team worldwide; reduce costs by centralizing and consolidating production operations; reduce infrastructure and overhead; eliminate various unprofitable operations; and increase outsourcing of certain production activities. ALPNET will also expand its consultancy and systems integration services capabilities. The Company's technology development will be focused on enabling ALPNET to efficiently manage the InfoCycleTM process in support of its clients' global businesses through its modular ALPNETXchangeTM system which is expected to automate the sales, project management, production workflow, supply chain and finance functions. Further implementation of the ASP business model will be subject to client requirements. The Company will focus on its distinctive service benefits and core competencies and on becoming the vendor of choice for new and existing clients to secure a greater portion of their multilingual information management services business.

(b) Financial Information About Industry Segment

The Company operates in one business segment: multilingual information management services.

(c) Narrative Description of Business

  General

The Company's service offering provides a full range of multilingual information management services and solutions specifically tailored to clients engaged in international business. Among the services the Company offers are information consultancy, language technology integration, translation, and localization. Information consultancy services include information development and content creation. Such services include information analysis and development of information strategies. The Company can assist clients to significantly increase efficiency and reduce costs by applying controlled language authoring tools, creating information using systems for defining markup languages for data representation such as SGML or XML, implementing document management systems, and by following established industry standards.

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

Translation services are offered to a wide range of clients from major industries, including the automotive, consumer electronics, telecommunication, financial services and manufacturing industries. The Company provides a complete service for clients that produce printed and electronic documentation and training materials. Translation services include terminology development, translation, electronic publishing, graphics and web publishing.

Localization is primarily offered to clients in the information technology (IT) market and encompasses a complete linguistic, technical and cultural adaptation of computer software products for foreign language markets. Localization services include terminology development, translation, content adaptation, electronic and web publishing, graphics, multimedia, creative tasks, and a complete range of engineering and software testing activities.

The Company has recognized that a key business problem faced by its clients is the absence of cost-effective information management systems and processes that exploit the systematic use and reuse of information. Information reuse is essential in translating and managing content in multiple languages. Poor reuse compromises information quality and value and increases the cost of doing business globally. The Company will aggressively market its full range of InfoCycleTM services to its clients to assist them in developing systems and processes that will utilize technology solutions integrated with ALPNET's multilingual information management capabilities. This will enable clients to effectively develop and prepare their products and services for the global marketplace, including reducing their costs and time-to-market.

  ALPNETXchangeTM, Development and Support

ALPNET is continuing its development and implementation of its ALPNETXchangeTM system which is a modular, enterprise information and management system. ALPNETXchangeTM is expected to automate the Company's sales, project management, production workflow, supply chain and finance functions. The most valuable part of the ALPNETXchangeTM system is a knowledge management module called GlobelixTM which centralizes and leverages all translation memories and terminology databases. This module provides the critical function of information reuse. The implementation of certain of the ALPNETXchangeTM modules commenced in third quarter 2000 with other modules to be implemented as development and testing of each module is completed, generally in fourth quarter 2001.

During 2000 and 1999, the Company capitalized certain costs totaling approximately $3.9 million and $2.8 million, respectively, for a total of $6.7 million in connection with acquired software, purchased software, and developed software for internal use. In the fourth quarter of 2000, in connection with management's evaluation of its technology module and future requirements, the Company wrote-off $2.4 million related to certain modules of ALPNETXchangeTM in connection with the restructuring of the Company, as discussed in note 5 to the Consolidated Financial Statements. During 2000, 1999 and 1998, the Company expensed approximately $944,000, $ 99,000 and $730,000, respectively, of technology development and support activities.

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

As borders disappear, the need to localize domestic products for foreign markets is increasing rapidly. Globalization is opening up an era of multilingual information management. Traditionally, products and documentation are first completed for the home market and then companies face the difficult challenge of localization before shipping the products to their foreign customers. Increased competition is forcing companies to reduce time-to-market and cut costs. As a result, information must be enabled for global markets so that the localization process is easier to manage. The keys to reduced time to market and lower costs are standardization and process integration. If information is standardized in a universal format such as SGML or XML, it can be stored in a central repository and it is then possible to integrate the processes of information development, translation, distribution and consumption as information is needed.

Outsourcing of non-core business activities such as translation, localization and related services is a general trend as many companies critically question the rationale for maintaining in-house information management capabilities. Estimates of the current size of the outsourced translation and localization market worldwide vary, but are consistently projected as several billion dollars. The Company's target markets are characterized as being global and information intensive. The current client base spans several vertical industry sectors including automotive, information technology, telecommunications, business-to-business services, Internet, healthcare, pharmaceutical, financial services, and consumer electronics. New horizontal market sectors will also be targeted for the Company's services including human resource management, help desk, corporate administration, marketing and corporate communications. Each of these sectors has the potential for significant volumes of globally reusable information assets.

The growth of the Internet and the rapid emergence of eCommerce are having a dramatic effect on the size of the market. As the Web grows, the demand for multilingual information management services is expected to increase significantly and may exceed supply. There has been a significant increase in the non-English speaking Web user population across the world. These users have a natural preference for localized content in both language and culture. Business users on the Web are significantly more likely to purchase when addressed in their own language and the majority of users who encounter a non-native language site either leave or look for a translated version. It is predicted that a majority of Web users will soon be non-English speakers which will be reflected in the increasing volume of multilingual Web content.

  Marketing

In marketing the Company's existing services and solutions, the Company believes it has the following key strengths:

Global reach and size of operations. The Company is one of the largest providers in its industry sector with operations and supply chain resources in all the economically significant markets.

Command of technology. The Company utilizes state-of-the-art technology in all areas of its activity, from authoring tools to document management, translation technology and information management. The Company's in-house technical specialists are experts in customizing and deploying tools for specific applications.

Process Specialization. ALPNET is very process oriented. The implementation of quality management and standard processes throughout the Company facilitates performance measurement and improvement of services.

Management depth and experience. ALPNET was an early consolidator in the industry and has extensive management experience. The management team has significant language industry experience and international business skills.

Innovative strength. The Company has been an innovator in the industry for many years. It was the first company to develop translation memory technology and the first to establish a global translation network. ALPNET is one of the first global providers to focus on new solutions such as information consultancy services and language technology integration.

  Major Clients

No single client accounted for more than 10% of revenues in 2000, 1999 or 1998.

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

The industry has been highly fragmented and often referred to as a "cottage industry." In the last five years, however, there has been significant consolidation with many mid-sized translation companies being acquired by large companies in various industries. A number of new companies, perceiving the significant market opportunity, have also entered the market. In addition to the Company, a top-tier of industry players has emerged . Despite these recent trends, all of the major companies within the industry have a relatively small market share with no one dominant provider. The Company differentiates itself from its competition through its technology, established global presence and existing client base.

Technology. The Company has developed technology and has been a recognized technology innovator in the industry since incorporation. The basis of the Company's current and future service offering is its ALPNETXchangeTM technology that represents many man-years of development and contains unique functional capabilities. This technology forms a substantial barrier to entry that could only be overcome by a comparable investment. Key technology owned by the Company includes existing translation and multilingual information management software in addition to the ALPNETXchangeTM technology currently under development.

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

Established client base. The Company has established revenue generating relationships with thousands of clients over many years. The Company has built strong relationships with numerous Fortune 500 clients and industry leaders. These relationships represent a significant penetration of key market segments. This base represents a significant barrier to entry, especially for new entrants to the industry.

  Employees

As of December 31, 2000, the Company employed 702 persons. The Company requires sales, project management, language services production, technical support, and consultancy services personnel in order to obtain, manage and produce major multilingual information projects. The Company is dependent upon an adequate supply of skilled professionals in each of these primary disciplines to meet the requirements of its clients and prospective clients. The ability to attract and retain the best professional staff is a key corporate goal. A dedicated human resources function, organized on a regional basis, maintains global employee policies and supports recruitment, training and career management. Employees of the Company's subsidiary in the Netherlands are represented by a labor union and there is a works council in Germany. The Company believes relationships with its employees to be good.

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

ITEM 2: PROPERTIES

ALPNET's corporate headquarters are located in Salt Lake City, Utah. Customer service and production facilities used by the Company as of December 31, 2000, all of which are leased, are listed below.

Location
Americas	USA, Canada, Brazil
Europe	United Kingdom (2), Germany (7), Republic of Ireland, France, the Netherlands, Sweden
Asia	Singapore, Korea, China, Japan, Thailand

Subsequent to December 31, 2000, as part of management's restructuring plan, the Company's production facilities in Brazil, France, Sweden, and its technology facility in Nuremburg, Germany will be sold or closed.

ITEM 3: LEGAL PROCEEDINGS

No substantive matters currently pending.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ALPNET's Common Stock trades on The Nasdaq Stock Market under the symbol AILP. The following table shows the range of high and low trading prices as reported by The Nasdaq Stock Market for the years 1999 and 2000:

1999	High	Low
Quarter ended March 31, 1999	$2.56	$1.50
Quarter ended June 30, 1999	2.47	1.59
Quarter ended September 30, 1999	2.78	1.69
Quarter ended December 31, 1999	4.75	1.66
2000	High	Low
Quarter ended March 31, 2000	$9.88	$4.13
Quarter ended June 30, 2000	6.06	2.06
Quarter ended September 30, 2000	3.00	1.66
Quarter ended December 31, 2000	1.91	.34

As of March 15, 2001, there were 364 shareholders of record; however, the Company estimates the actual number of beneficial owners approximates 10,000. Due to its accumulated deficit, the Company is currently prohibited from paying dividends under Utah corporate law.

ITEM 6: SELECTED FINANCIAL DATA

The following selected financial data are derived from the Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included therein.

FINANCIAL SUMMARY

Thousands of dollars, except income (loss) per share
YEAR ENDED DECEMBER 31	2000		1999	1998		1997	1996

Sales of services	$50,374		$51,452	$48,545		$40,795	$32,338
Net income (loss)	(11,047	) (1)	716	(818	) (2)	1,588	596
Income (loss) per share – basic	(.37)		.03	(.03)		.09	.04
Income (loss) per share – assuming dilution	(.37)		.03	(.03)		.06	.02
Total assets	32,012		33,662	22,423		21,040	17,267
Long-term debt, less current portion	4,384		2,523	454		489	262

A majority of the Company's operations are located in foreign countries. Accordingly, the Company is affected by foreign currency exchange rate fluctuations as described in detail in Item 7A, "Foreign Exchange Risk".

(1)
Includes restructuring and related charges of $3,016,000 and $2,383,000 related to the write-off of certain modules of the ALPNETXchangeTM system.

(2)
Includes restructuring and related charges of $1,291,000.

SELECTED QUARTERLY FINANCIAL DATA

The following table shows selected quarterly financial data for 1999 and 2000 as previously reported in the quarterly reports on Form 10-Q:

Thousands of dollars, except income (loss) per share
						Income (Loss) Per Share
	Sales of Services	Operating Income (Loss)		Net Income (Loss)		Basic	Diluted

1999
Quarter ended March 31, 1999	$12,462	$263		$104		$.004	$.004
Quarter ended June 30, 1999	12,516	602		357		.015	.014
Quarter ended September 30, 1999	14,142	826		513		.019	.019
Quarter ended December 31, 1999	12,332	23		(258)		(.009)	(.009)
2000
Quarter ended March 31, 2000	$12,216	$(500)		$(720)		$(.026)	$(.026)
Quarter ended June 30, 2000	13,508	(379)		(565)		(.020)	(.020)
Quarter ended September 30, 2000	13,191	(496)		(687)		(.023)	(.023)
Quarter ended December 31, 2000	11,459	(8,580)	(1)	(9,075)	(1)	(.286)	(.286)
(1)
Includes restructuring and related charges of $3,016,000 and $2,383,000 related to the write-off of certain modules of the ALPNETXchangeTM system.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Results of Operations

The following paragraphs discuss 2000 results as compared with 1999, and 1999 results as compared with 1998. The Company reported a net loss for the year ended December 31, 2000 of $11.0 million including restructuring and related charges of $5.4 million. This compares to net income in 1999 of $716,000 and a net loss in 1998 of $818,000. The restructuring and related charges recorded in the fourth quarter of 2000 included a charge of $3.0 million related to a restructuring and consolidation of the Company's operations worldwide and $2.4 million related to the write-off of certain modules of the ALPNETXchangeTM system. Cost of services sold and operating expenses for the fourth quarter and year ended December 31, 2000 included a charge of approximately $1 million related to excess telecommunications capabilities and other costs that are expected to be reduced in the future as a result of renegotiation of commitments. Included in the net loss for 1998 is $1.3 million of restructuring expense. The restructuring and related charges for 2000 and 1998 are discussed more fully in note 4 to the Consolidated Financial Statements.

Sales of services were $50.4 million for 2000 compared to $51.5 million for 1999 and $48.5 million for 1998. During 2000, ALPNET continued its strategic repositioning, which commenced in late 1998, to evolve its service offering to include a full range of value-added multilingual information services, supported by technology, and move up the service chain, assisting its clients to streamline, optimize and leverage their multilingual information development and management processes. This innovative offering involves all aspects of information creation, localization and information management – the InfoCycleTM.

The transition to the new InfoCycleTM offering has had a significant impact on the operating results of the Company. The necessary investment in technical infrastructure, human resources, branding and marketing support have involved significant operating expenditures which has contributed to the operating loss. Weak European currencies have also negatively affected results and have contributed to the Company reporting net losses for the fourth quarter of 1999 and throughout the year 2000. The investments that have been made in 1999 and 2000 are expected to position the Company for accelerated growth and profitability in future years.

In November 2000, management approved and commenced implementation of a restructuring and consolidation plan to strengthen the Company's sales team worldwide; reduce costs by centralizing and consolidating production operations; reduce infrastructure and overhead; eliminate various unprofitable operations; and increase outsourcing of certain production activities. ALPNET will also expand its consultancy and systems integration services capabilities. Financial information relating to the implementation of this plan is contained in note 4 to the Consolidated Financial Statements.

In the second half of 1998, losses were incurred as the entire industry experienced adverse operating conditions resulting from volatile global trading economic conditions and market changes. These adverse conditions led to management's reorganization of the Company in late 1998. The reorganization was successfully completed in early 1999 and prepared the Company for its strategic acquisitions in Hengelo, the Netherlands and in Nuremburg, Germany at the end of June and July 1999, respectively. For the first three quarters of 1999, the Company reported net income. In the fourth quarter of 1999, the Company incurred additional operating costs in connection with its strategic repositioning and the integration of the 1999 acquisitions into existing operations. These additional costs, together with a revenue shortfall arising out of delays in some business opportunities due to year 2000 concerns on the part of some clients and the impact of weak European currencies, contributed to a net loss in the fourth quarter 1999.

Sales of Services by Geographic Segment

Sales in 2000 decreased by $1.1 million compared with 1999. Revenues and costs in 2000 measured in US dollars have been negatively impacted approximately $3.7 million by the effects of fluctuations in foreign currencies against the US dollar. However, the impact on net income has not been significant. This is described in more detail in Item 7A "Quantitative and Qualitative Disclosures About Market Risk."

North American sales decreased by 3% in 2000 and increased by 11% in 1999. Market penetration in North America has been insufficient. The United States represents one of the largest potential markets for the Company's services in all key market sectors and the Company is increasing its investment in developing business in this market. In the fourth quarter of 2000, the Company has added sales offices, management and sales executives in 6 key locations in the United States and expects to add additional sales executives in 2001, as justified. In Canada, demand in the automotive and financial sectors remained strong, and Canada has increased its management and production capacity in support of other ALPNET operations.

Sales in Europe represented approximately 55% of the Company's total sales in 2000, compared with approximately 60% in 1999. Sales decreased $2.6 million, or approximately 9%, in 2000 compared with 1999. Sales in 1999 increased $1.1 million, or 4% compared with 1998. During 2000, foreign currency fluctuations had a negative impact on reported sales in Europe of approximately $3.7 million. The Company is also investing in developing business in this important market. During 2001, management expects to add sales offices and management as well as sales executives in the UK, the Netherlands, Germany and other key locations.

Sales reported for Asia for 2000 increased $2.1 million compared with 1999. Sales in 1999 were approximately the same as 1998. The Company's presence in Asia was significantly expanded in previous years and reported double-digit growth each year from 1995 to 1998. Management expects growth in Asia to continue but the rates of growth seen in previous years may not be sustainable. Demand for services for the Asian markets from clients in the United States and Europe remains high.

The Company's business can be impacted dramatically by changes in the strength of the economies of the countries in which it has a presence, and results of operations are highly influenced by general economic trends. Moreover, sales and profitability are increasingly affected by the number and size of larger, more complex multi-language projects. The Company experiences fluctuations in quarterly sales and profitability levels largely as a result of the increase or decrease in the number and size of such projects. Management expects this trend to continue within its current revenue base.

Cost of Services Sold

The transition to the new InfoCycleTM offering has significantly increased the level of costs incurred by the Company. Cost of services sold as a percentage of revenue fluctuates primarily as a result of competition in the marketplace and the volume and nature of direct production costs, especially on large projects. Gross margins in 2000 were at approximately the same levels as 1999 and 1998. Competitive pricing pressures intensified in the second half of 1998 and continued through 1999 into 2000. Management expects competitive pricing pressures to continue in the Company's primary service lines. Management also anticipates cost savings and margin improvement resulting from the restructuring and consolidation of the Company's operations, strengthening of its sales force in key markets and further implementation of its InfoCycleTM service offering, supported by the Company's ALPNETXchangeTM technology.

Other Costs and Expenses

Sales and marketing expenses have increased by $1.5 million in 2000, or 38%, compared with an increase of $183,000 in 1999, or 5%. These increases were due to several factors including the branding and marketing required to support the launch of the Company's new InfoCycleTM offering as well as the investment in sales resources in North America and Europe.

General and administrative expenses have increased by $3.2 million in 2000, or 34%, compared with an increase of $623,000 in 1999, or 7%. The increases in 2000 are attributable to additional personnel recruited to prepare for the implementation of the Company's InfoCycleTM offering and its ALPNETXchangeTM technology and related costs as well as the additional general and administrative costs of the subsidiaries acquired in the second half of 1999.

During 2000 and 1999, the Company capitalized certain costs totaling $3.9 million and $2.8 million, respectively, for a total of $6.7 million in connection with acquired software, purchased software and developed software for internal use as discussed in note 5 to the Consolidated Financial Statements. In the fourth quarter of 2000, the Company wrote-off $2.4 million related to certain modules of ALPNETXchangeTM as discussed in note 5 to the Consolidated Financial Statements. Development costs were $944,000 in 2000 compared to $99,000 in 1999 and $730,000 in 1998. Development costs in 2000 were costs related to ALPNETXchangeTM that were required to be expensed. In 1999, the Company's development facility, located in Provo, Utah, was closed, resulting in a significant reduction in 1999 development costs.

Amortization of goodwill was $997,000 in 2000 compared with $617,000 in 1999 and $391,000 in 1998. The increase in 2000 and in 1999 was primarily attributable to the amortization of goodwill arising from the acquisitions of subsidiaries in the second half of 1999, partially offset by the effect of foreign currency fluctuations.

Net interest expense was $593,000 in 2000 compared with $378,000 in 1999 and $287,000 in 1998. The increase in the respective years is attributable to notes issued in connection with the acquisitions, higher net borrowings on operating lines of credit to fund working capital, capital leases incurred in relation to equipment purchases and the issuance of convertible notes during the third and fourth quarters of 1999 and in 2000. In 2000 and 1999, approximately $145,000 and $125,000, respectively, of interest incurred in connection with the development of ALPNETXchangeTM software has been capitalized. In 2000, net interest expense includes approximately $126,000 of interest income primarily related to the investment of the proceeds from the issuance of common stock. Without the effects of capitalized interest and interest income, net interest expense for 2000 would be substantially higher.

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

After utilization of net operating loss carryforwards, income tax expense was $499,000 in 2000, $620,000 in 1999, and $546,000 in 1998. Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in their various domestic and foreign tax jurisdictions, including the utilization of net operating loss carryforwards in many of these jurisdictions. The US parent company has a net operating loss carryforward for US Federal and State income tax purposes.

Note 8 to the Consolidated Financial Statements, Income Taxes, contains additional information pertaining to the computation of income taxes as well as the Company's net operating loss carryforwards as of December 31, 2000.

Liquidity and Sources of Capital

In 2000, the Company had a positive cash flow from operations of approximately $267,000 compared with positive cash flows from operations of $764,000 and $410,000 in 1999 and 1998, respectively. Investing activities during 2000 comprised approximately $3.9 million associated with the development of ALPNETXchangeTM software, and approximately $1.0 million for equipment purchases. In 1999, investing activities comprised approximately $2.2 million associated with the development of ALPNETXchangeTM software, $85,000 for acquisitions and $357,000 for equipment purchases. In 1998, investing activities consisted primarily of equipment purchases.

Financing activities for all years included fluctuations in the amounts utilized under bank lines of credit used to finance the Company's working capital needs. During 2000, the Company issued long-term, unsecured convertible notes totaling approximately $2.0 million. Repayment on these notes commences in 2003. In July 2000, the Company completed a private equity financing of $6.5 million of the Company's common stock. The net proceeds of the transaction were approximately $5.8 million. During 1999, the Company issued long-term, unsecured convertible notes totaling approximately $1.8 million of which $490,000 was issued to related parties. Repayments on these notes are scheduled to commence in 2002. In 1999, the consideration for the acquisitions of subsidiaries included the issuance of common stock, issuance of debt and assumption of liabilities, as described in notes 3 and 6 to the Consolidated Financial Statements. Of the debt issued as consideration for the aquisitions, approximately $300,000 was repaid during the second quarter 2000 and $740,000 of related party debt was repaid during the third quarter of 2000.

At December 31, 2000, the Company's cash and cash equivalents were approximately $3.4 million, which represented an increase of approximately $2.0 million during 2000. At December 31, 2000, the Company had negative working capital of approximately $211,000, compared to working capital of approximately $2.8 million at December 31, 1999. The Company's primary working capital requirements relate to the funding of accounts receivable and work-in-process on large projects. The Company funds some of its working capital needs with credit facilities with financial institutions in the US, Canada, the UK, Germany and Singapore. Most of the Company's credit facilities are secured by accounts receivable and other assets of the Company or its subsidiaries. As of December 31, 2000, the Company had unused amounts under these credit facilities of approximately $1.7 million. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as those which currently exist. In addition, the Company expects to be able to increase the maximum amounts which can be borrowed under credit facilities as the Company's sales increase. Some of the financial institutions, which have loaned funds to the Company's subsidiaries under the credit facilities referred to above, have placed certain limits on the flow of cash outside the respective countries. Such limitations have not been an undue burden to the Company in the past, nor are they expected to be unduly burdensome in the foreseeable future.

In anticipation of the need for additional financing to continue the development and implementation of its new InfoCycleTM services offering and the ALPNETXchangeTM system, the Company filed a shelf registration with the Securities and Exchange Commission on August 17, 2000. Under the terms of the registration, the Company may raise additional capital of up to $8 million through a series of public placements of the Company's common stock. Due to weakened capital market conditions and certain restrictions resulting from other equity transactions, the Company may not be able to use the shelf registration to raise additional capital on terms acceptable to the Company. However, management believes that it has available alternative sources of funding that can be obtained in amounts and on terms acceptable to the Company and sufficient to enable the Company to be able to fund its working capital needs, meet its scheduled debt repayments and satisfy its planned investment requirements for the new InfoCycleTM services model and ALPNETXchangeTM system.

If management's efforts to obtain sufficient funding are unsuccessful, the Company has various options available to it including the cancellation or postponement of expenditures related to the implementation of the new InfoCycleTM services model and ALPNETXchangeTM system, reduction of operating expenditures, renegotiation and rescheduling of debt repayments and utilization of equipment lease financing as an alternative to purchasing. Management believes that these measures will enable the Company to continue operations, albeit at a reduced level. In certain past years, the Company has relied on major shareholders of the Company to fund some obligations, but the Company currently has no firm commitments from, nor are there any obligations of, any such shareholders to provide any debt or equity funds to the Company.

The Company has no significant commitments for capital expenditures. The total level of capital additions in 2000 and 1999 increased significantly from 1998 due to the development of the ALPNETXchangeTM system. The Company expects to finance a certain portion of future equipment costs as required, with terms similar to the financing arrangements entered into in recent years.

In November 2000, the Company commenced implementation of a restructuring and consolidation of the Company's operations worldwide, as discussed above under Results of Operations. This reorganization had a negative effect on cash flow of approximately $40,000 in 2000. Additional negative cash flows related to this restructuring in an amount up to $1.8 million are expected to occur in 2001.

In November 1998, the Company commenced implementation of an aggressive and fundamental reorganization of the Company's structure and operations, as discussed above under Results of Operations. This reorganization had a negative effect on cash flow of approximately $124,000, $840,000 and $327,000 in 2000, 1999 and 1998, respectively.

Inflation has not been a significant factor in the Company's operations. Competition, however, has been and is expected to remain a major factor. To the extent permitted by competition and general economic and market conditions, the Company will pass on increased costs from inflation and operations to clients by increasing prices.

Due to prior years' operating losses, the Company and certain of its subsidiaries have net operating loss carryforwards available to offset future taxable income in the various countries in which the Company operates. Prior to 1999, the Company has not had income tax liabilities requiring the significant expenditure of cash. During 2000, the Company made cash payments of income taxes in the amount of $984,000. The Company expects this general trend to continue into the future for certain offices which sustained large losses in previous years. The levels of net operating losses available to offset future taxable income are generally much lower for the new offices opened in recent years. Substantially all of the Company's deferred tax assets at December 31, 2000, 1999 and 1998 were comprised of net operating loss carryforwards for which the Company has provided allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards exist, and the specific rules and regulations governing the utilization of such losses, including the dates by which the losses must be used.

New Accounting Standards

Information concerning new accounting standards is presented in note 1 to the Consolidated Financial Statements, included in Item 8 of this Form 10K and is incorporated herein by reference.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

The Company serves its customers from offices throughout North America, Europe and Asia. The majority of the Company's operations are located outside the US. Consequently, the Company is exposed to fluctuations of the dollar against the foreign currencies of those countries in which the Company has a substantial presence. For all of the Company's foreign subsidiaries, the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at weighted-average exchange rates prevailing during the years presented. The principal currencies to which the Company is exposed are the Canadian Dollar, the British Pound and the Euro. The Singapore Dollar is closely tied to the US dollar and therefore has low exchange risk.

Fluctuations against the US dollar can produce significant differences in the reported value of revenues and expenses.

The following table shows a comparison of sales of services in each of the Company's significant geographic segments for 2000, 1999 and 1998, along with the effect of foreign currency exchange rate fluctuations on sales between years.

Thousands of dollars
			Increase (Decrease) in Sales of Services due to				Increase (Decrease) in Sales of Services due to
	2000	1999	Sales Volume	Currency Differences	Total 2000/1999 Increase (Decrease)	1998	Sales Volume	Currency Differences	Total 1999/1998 Increase (Decrease)

North America	$17,942	$18,582	$(634)	$(6)	$(640)	$16,705	$1,830	$47	$1,877
Europe	27,825	30,413	1,072	(3,660)	(2,588)	29,355	2,198	(1,140)	1,058
Asia	4,607	2,457	2,144	6	2,150	2,485	(101)	73	(28)

TOTAL SALES	$50,374	$51,452	$2,582	$(3,660)	$(1,078)	$48,545	$3,927	$(1,020)	$2,907

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

The Company has not historically experienced significant differences in net income as a result of fluctuations in foreign currencies. Due to the nature of its business, the Company does not currently use any financial instruments to manage or hedge foreign exchange risk either for trading or other purposes. The revenue mix and currency trends are monitored on an ongoing basis to identify any changes that might significantly affect the Company's net results.

The translation of foreign denominated assets and liabilities at year-end exchange rates results in an unrealized foreign currency translation adjustment recorded as a separate component of shareholders' equity. The 2000 foreign currency adjustment to shareholders' equity was negative $1.5 million compared to a negative $733,000 in 1999. As of December 31, 2000, the cumulative net effect to the Company of the equity adjustment from movements in foreign currency exchange rates was a reduction of $4.0 million in shareholders' equity. A substantial portion of the cumulative foreign currency adjustment relates to changes in the carrying value of goodwill, of which a significant amount is denominated in foreign currencies.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31
Thousands of dollars	2000	1999

Assets
Current assets:
Cash and cash equivalents	$3,377	$1,338
Trade accounts receivable, less allowance of
$724 in 2000 and $489 in 1999	7,909	11,398
Work-in-process	2,775	3,051
Prepaid expenses and other	1,035	538

Total current assets	15,096	16,325
Property, equipment and leasehold improvements:
Leasehold improvements	395	370
Equipment	6,818	5,909
Software	4,358	2,812

	11,571	9,091
Less accumulated depreciation and amortization	3,677	3,376

Net property, equipment and leasehold improvements	7,894	5,715
Other assets:
Goodwill, less accumulated amortization of
$5,597 in 2000 and $4,384 in 1999	8,751	11,250
Other	271	372

Total other assets	9,022	11,622

Total assets	$32,012	$33,662

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

	December 31
Thousands of dollars and shares	2000	1999

Liabilities and shareholders' equity
Current liabilities:
Credit facilities with banks	$3,367	$3,932
Accounts payable	4,595	3,759
Accrued payroll and related benefits	1,743	1,211
Accrued restructuring and related activities	1,820	124
Other accrued expenses	2,207	1,897
Income taxes payable	734	962
Current portion of related party debt	0	793
Current portion of capital lease obligations	770	421
Current portion of long-term debt	71	406

Total current liabilities	15,307	13,505
Related party debt, less current portion	462	623
Capital lease obligations	514	506
Long-term debt, less current portion	3,408	1,394
Commitments and contingencies
Shareholders' equity:
Convertible Preferred Stock, no par value;
authorized 4,000 shares in 2000 and
2,000 shares in 1999; issued and outstanding
87 shares in 2000 and 1999	242	242
Common Stock, no par value; authorized
100,000 shares in 2000 and 40,000 shares in 1999;
issued and outstanding 31,712 in 2000 and
27,763 shares in 1999	56,393	49,175
Accumulated deficit	(40,294)	(29,247)
Accumulated other comprehensive income	(4,020)	(2,536)

Total shareholders' equity	12,321	17,634

Total liabilities and shareholders' equity	$32,012	$33,662

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31
Thousands of dollars, except income (loss) per share	2000	1999	1998

Sales of services	$50,374	$51,452	$48,545
Cost of services sold	34,914	35,633	33,535

Gross Profit	15,460	15,819	15,010
Operating expenses:
Sales and marketing expenses	5,351	3,885	3,702
General and administrative	12,724	9,504	8,881
Development costs	944	99	730
Amortization of goodwill	997	617	391
Restructuring and related charges	5,399		1,291

Total operating expenses	25,415	14,105	14,995

Operating income (loss)	(9,955)	1,714	15
Interest expense, net	593	378	287

Income (loss) before income taxes	(10,548)	1,336	(272)
Income taxes	499	620	546

Net income (loss)	$(11,047)	$716	$(818)

Income (loss) per share – basic	$(.37)	$.03	$(.03)

Income (loss) per share – assuming dilution	$(.37)	$.03	$(.03)

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

	Preferred Stock		Common Stock
Thousands of dollars and shares	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total	Comprehensive Income (Loss)

Balances at January 1, 1998	87	$242	23,293	$42,080	$(29,145)	$(2,086)	$11,091
Exercise of stock options			994	466			466
Net loss					(818)		(818)	$(818)
Foreign currency translation adjustment						283	283	283

Total comprehensive income								$(535)

Balances at December 31, 1998	87	242	24,287	42,546	(29,963)	(1,803)	11,022
Stock issued for acquisitions			3,050	6,248			6,248
Exercise of stock options			426	381			381
Net income					716		716	$716
Foreign currency translation adjustment						(733)	(733)	(733)

Total comprehensive loss								$(17)

Balances at December 31, 1999	87	242	27,763	49,175	(29,247)	(2,536)	17,634
Exercise of stock options			1,024	1,111			1,111
Private placement, net of issuance costs of $708			2,925	5,792			5,792
Fair value of warrants and conversion feature issued with debt				315			315
Net loss					(11,047)		(11,047)	$(11,047)
Foreign currency translation adjustment						(1,484)	(1,484)	(1,484)

Total comprehensive loss								$(12,531)

Balances at December 31, 2000	87	$242	31,712	$56,393	$(40,294)	$(4,020)	$12,321

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31
Thousands of dollars	2000	1999	1998

Operating activities:
Net income (loss)	$(11,047)	$716	$(818)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	1,119	1,014	897
Amortization of goodwill	997	617	391
Restructuring and related charges	5,359
Other	239	18	(43)
Changes in operating assets and liabilities:
Trade accounts receivable	2,904	(1,694)	(257)
Accounts payable and accrued expenses	1,035	388	1,018
Work-in-process	96	(604)	(636)
Income tax payable	(217)	219	273
Prepaid expense and other	(218)	90	(415)

Net cash provided by operating activities	267	764	410
Investing activities:
Purchase of property, equipment and leasehold improvements	(1,029)	(357)	(1,497)
Payment for acquisition, net of cash acquired		(85)
Proceeds from sale of property		84
Capitalized development costs	(3,929)	(2,182)

Net cash used in investing activities	(4,958)	(2,540)	(1,497)
Financing activities:
Proceeds from (payments on) credit facilities with banks, net	(404)	118	614
Proceeds from notes to related parties		724
Principal payments on notes to related parties	(740)	(150)
Proceeds from long-term debt	2,006	1,363	172
Principal payments on long-term debt	(845)	(764)	(430)
Net proceeds from sale of common stock	5,792
Proceeds from exercise of stock options	1,111	381	466

Net cash provided by financing activities	6,920	1,672	822
Effect of exchange rate changes on cash	(190)	(57)	53

Net increase (decrease) in cash and cash equivalents	2,039	(161)	(212)
Cash and cash equivalents at beginning of year	1,338	1,499	1,711

Cash and cash equivalents at end of year	$3,377	$1,338	$1,499

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

Supplemental disclosure of cash flow information:

	Year Ended December 31
Thousands of dollars	2000		1999		1998

Cash paid during the year for:
Interest	$650	(1)	$436	(1)	$281
Income taxes	984		414		275
(1) Includes $145,000 and $125,000 of capitalized interest for 2000 and 1999, respectively.
Supplemental schedule of non-cash investing and financing activities:
Equipment purchased under capital lease obligations	$1,027		$980		$269

During 1999, the Company purchased all of the capital stock of EP and TPS (as described in note 3). In conjunction with the acquisitions, liabilities were assumed as follows:

Fair value of assets acquired	$8,632
Cash paid	(85)
Paid in stock	(6,248)

Liabilities assumed	$2,299

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000

1. Significant Accounting Policies

Nature of Operations

ALPNET, Inc. (the "Company") is a United States multinational corporation. The Company provides services and solutions in the multilingual information management services sector to businesses engaged in international trade. These services include information consultancy, language technology integration, translation and localization. The principal markets for the Company's services are North America, Europe, and Asia. During 1999 and 2000, the Company embarked on a strategic repositioning to evolve its service offering to include a full range of value-added multilingual information services and move up the chain in the information creation, localization and information management process (the "InfoCycleTM").

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

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are recorded at cost. Depreciation and amortization are calculated using the straight-line method over estimated useful lives of 3 to 5 years for equipment, 5 to 25 years for leasehold improvements.

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of net assets of purchased subsidiaries and is amortized on the straight-line method over 12 to 25 years. Annually and upon significant changes, the Company reviews goodwill for impairment. In determining whether an impairment should be recognized, the Company compares undiscounted cash flows over the remaining amortization period to the unamortized balance of goodwill for each acquired subsidiary. Based upon management's review at December 31, 2000, the Company has expensed certain goodwill amounts as discussed in note 4 to the financial statements.

1. Significant Accounting Policies (continued)

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

Revenue Recognition

Revenue from sales of services is recognized as work is performed on either the completed-contract or percentage-of-completion method, depending on the terms of the purchase order or contract. The completed-contract method is applied to purchase orders for short-term, low value projects. The percentage-of-completion method is used for longer-term, higher value contracts with defined specifications and deliverables. Revenue is recognized according to management's assessment of the progress of completion. Anticipated losses, if any, are recognized in the period in which determined. Work-in-process represents costs on incomplete projects as well as revenues earned in excess of amounts billed.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

	Year Ended December 31
Thousands of dollars	2000	1999	1998

Net external sales:
North America	$17,942	$18,582	$16,705
Europe	27,825	30,413	29,355
Asia	4,607	2,457	2,485

	$50,374	$51,452	$48,545

Intercompany sales:
North America	$5,221	$3,019	$1,295
Europe	6,318	8,915	7,450
Asia	5,623	5,590	5,086

	$17,162	$17,524	$13,831

Income (loss) before income taxes:
North America	$(7,696)	$585	$(100)
Europe	(3,594)	289	(375)
Asia	742	462	203

	$(10,548)	$1,336	$(272)

Identifiable assets:
North America	$12,883	$15,789	$6,047
Europe	14,998	14,394	13,290
Asia	4,131	3,479	3,086

	$32,012	$33,662	$22,423

Depreciation and amortization:
North America	$463	$605	$338
Europe	1,404	821	794
Asia	249	205	156

	$2,116	$1,631	$1,288

Interest expense (income):
North America	$205	$161	$109
Europe	373	219	180
Asia	15	(2)	(2)

	$593	$378	$287

Net external sales and total identifiable assets in the UK, Germany, Netherlands, Canada, and the US are as follows:
Net external sales:
UK	$5,886	$9,519	$10,684
Germany	12,714	13,814	12,782
Netherlands	6,575	5,033	3,800
Canada	8,016	8,562	8,668
US	9,926	10,020	8,037
Identifiable assets:
UK	$2,968	$5,423	$5,786
Germany	3,783	4,506	3,871
Netherlands	7,733	2,690	1,500
Canada	3,054	3,976	4,252
US	9,829	11,813	1,795

No single client accounted for more than 10% of revenues in any year.

3. Acquisitions

On June 30, 1999, the Company acquired the entire outstanding share capital of EP Electronic Publishing Partners GmbH ("EP"), a German corporation based in Nuremberg, Germany. The acquisition cost of approximately $1,007,000 was paid as follows:

Cash	$98,000
8% unsecured note due June 30, 2000	320,000
8% unsecured notes due in three equal installments in 36, 48, and 60 months from the acquisition date, convertible to common shares	133,000
49,518 shares of ALPNET, Inc. common stock	112,000
Assumption of net liabilities and acquisition costs	344,000

Total	$1,007,000

The acquisition was accounted for using the purchase method. The purchase price was allocated to software ($630,000) and goodwill ($377,000) which are being amortized on the straight-line method over 6 and 12 years, respectively. $330,000 of goodwill was written off at December 31, 2000 in connection with the restructuring of the Company, as discussed in note 4 to the Notes of the Consolidated Financial Statements. The 8% unsecured note due June 30, 2000 was paid when due.

On July 30, 1999, the Company acquired the entire outstanding share capital of Technical Publishing Services B.V. ("TPS"), formerly Stork TPS, a Dutch corporation based in Hengelo, the Netherlands. The acquisition cost of approximately $6,392,000 was paid as follows:

3,000,000 shares of ALPNET, Inc. common stock	$6,136,000
Acquisition costs	256,000

Total	$6,392,000

The acquisition was accounted for using the purchase method and the purchase price was allocated entirely to goodwill which is being amortized on the straight-line method over 12 years.

The results of operations at EP and TPS have been included in the consolidated results of operations since July 1 and August 1, 1999, respectively.

Pro forma financial information

The following table shows the effect of acquisitions on the consolidated financial statements of the Company on a pro forma basis, as if the acquisitions had taken place on January 1, 1998.

	Year Ended December 31
	1999	1998

Sales of services	$56,344	$56,914
Operating income	1,843	331
Net income (loss)	584	(998)
Income (loss) per share – basic	0.02	(0.04)
Income (loss) per share – diluted	0.02	(0.04)

4. Restructuring and Related Activities

During 2000, ALPNET substantially completed all of the remaining actions contemplated under the 1998 restructuring plan which included lease cancellation commitments in the Company's European operations of approximately $124,000. The Company paid all other obligations prior to December 31, 1999.

In November 2000, ALPNET's Board approved a restructuring plan to realign the Company's organization, centralize and consolidate production operations, reduce infrastructure and overhead, and eliminate various unprofitable operations. Restructuring and other related charges of approximately $3.0 million were expensed. These charges were composed of approximately $2.1 million of severance and closure costs, approximately $500,000 of goodwill impairment in locations being closed with no further business relationships and approximately $400,000 related to losses incurred on assets disposed from operation closures. Costs for employee separations of approximately $1.2 million related to 13 employees in North America, 41 employees in Europe and 9 employees in Asia. Terminated employees worldwide affected all the major business functions and job classes. Employee separation benefits include severance, medical and other benefits and are payable according to relevant local law, which often provides for payments to be made over a number of months.

An analysis of accrued costs and amounts charged against the restructuring and related activities follows:

Thousands of dollars (except employee no.'s)	No. of Employees	Employee Separation Expenses	Lease Cancellation	Other Exit Costs	Total

Total	63	$1,150	$363	$1,503	$3,016
Paid prior to December 31, 2000	15	40			40
Non cash charges				1,156	1,156

Outstanding as of December 31, 2000	48	$1,110	$363	$347	$1,820

Employee separation expenses will all be paid in 2001. Amounts related to lease cancellation costs will be paid over the respective remaining lease terms and other exit costs will all be paid in 2001.

In addition to the foreign restructuring costs, the Company also reported an impairment charge of approximately $2.4 million related to the write-off of certain modules of its ALPNETXchange software. This expense is included with the restructuring and related charges in the accompanying statement of operations.

5. Software

During 2000 and 1999, the Company capitalized certain costs totaling approximately $3.9 million and $2.8 million, respectively, for a total of $6.7 million in connection with acquired software, purchased software, and developed software for internal use. In the fourth quarter 2000, the Company wrote off $2.4 million related to certain modules of ALPNETXchangeTM in connection with the restructuring of the Company as discussed in note 4 to the Consolidated Financial Statements and following a thorough evaluation of the future utility of each module of the ALPNETXchangeTM system. The amounts for 2000, below, are net of amounts written off. Amortization for certain modules commenced in the third quarter of 2000. Amortization expense for 2000 was $88,000. The remaining software modules are expected to be ready for use in the fourth quarter of 2001.

Thousands of dollars	2000	1999

Internal development costs	$2,859	$1,374
Purchased software	599	683
Capitalized interest	270	125

Capitalized development cost	3,728	2,182
Software acquired from EP	630	630

Total	$4,358	$2,812

6. Borrowings

Credit Facilities with Banks

Credit facilities with banks consisted of the following at December 31:

Thousands of dollars	Interest Rate 2000	2000	1999

Credit facility with a US bank	9.4%	$1,748	$998
Credit facility with a Canadian bank	8.5%	667	1,171
Credit facilities with a UK bank	7.5%	492	1,183
Credit facility with a German bank	9.25%	393	526
Unsecured credit facility with another German bank	9.75%
Credit facility with a Spanish bank			54
Credit facility with a Singapore bank	7.5%	67

		$3,367	$3,932

All of the Company's credit facilities have variable interest rates. The interest percentages shown are the actual rates at December 31, 2000. The weighted average interest rate on notes payable to banks was 8.9% at December 31, 2000 and 7.95% at December 31, 1999. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as currently exist. Due to the short-term nature of these notes, their carrying values at December 31, 2000 approximate their fair values.

The credit facility with the US bank is collateralized by US-based accounts receivable, has a maximum limit of $2,000,000 at December 31, 2000, and is limited to 80% of US accounts receivable. A leasing facility of $2,000,000 is also available under this banking relationship.

The credit facility with the Canadian bank is collateralized by the accounts receivable of the Canadian subsidiary and is guaranteed by the Company. There is a maximum limit of Canadian $2,500,000 (approximately $1,670,000) at December 31, 2000, and intercompany debts have been subordinated to the bank.

The credit facilities with the UK bank as of December 31, 2000 are provided under an invoice factoring agreement. There is a maximum limit of 80% of UK receivables (approximately $500,000) at December 31, 2000.

The secured credit facility with a German bank is collateralized by the accounts receivable of the German subsidiaries and DM 400,000 (approximately $190,000) is guaranteed by the Company. There is a maximum limit of DM 1.1 million (approximately $530,000) at December 31, 2000. Intercompany debts have been subordinated to the bank. The unsecured credit facility with another German bank has a maximum limit of DM 200,000 (approximately $95,000) at December 31, 2000.

The credit facility with the Spanish bank was guaranteed by the UK subsidiary and had a maximum limit of PTS 9.2 million (approximately $56,000) at December 31, 1999. It was paid off in full during 2000.

As of December 31, 2000, the Company had unused amounts under these credit facilities of approximately $1,677,000.

6. Borrowings (continued)

Related Party Debt

Related party debt consists of the following at December 31:

Thousands of dollars	2000	1999

Convertible notes to former shareholders of EP	$122	$133
Convertible notes to related parties	340	490
Note to former shareholder of TPS		793

	462	1,416
Less current portion		793

Long-term debt to related parties	$462	$623

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

During 1999, the Company issued approximately $1.8 million of convertible notes to private investors, $490,000 of which were issued to related parties. These notes have a variable interest rate of US prime plus 2% (11.5% and 10.25% as of December 31, 2000 and 1999, respectively), and are repayable in three equal installments due 36, 48 and 60 months from the date of issuance. The outstanding principal is convertible, at the option of the lender, into restricted shares of the Company's common stock at any time after issuance. The conversion price is the average market value of the Company's stock for the five trading days prior to issuance of the note. The conversion price of the notes ranges from $1.72 to $2.73. The Company has the right to prepay the notes at any time prior to maturity, upon 30 days' notice. One of the private investor lenders with a convertible note in the amount of $150,000, who was a related party in 1999, ceased to be a related party in 2000.

The aggregate maturities of long-term related party debt as of December 31, 2000 were as follows:

Thousands of dollars	Amount

Year ending December 31
2001	$0
2002	154
2003	154
2004	154

$462

6. Borrowings (continued)

Long-Term Debt

Long-term debt consisted of the following at December 31:

Thousands of dollars	2000	1999

Term loans with a bank in Canada, payable in monthly installments, interest at 8%	$302	180
Capital lease obligations to financial institutions due at various dates through 2006, secured by certain equipment, interest at 6% to 22%	1,284	927
Convertible notes, net	3,177	1,300
Unsecured note issued on acquisition of EP, interest at 8%		320

	4,763	2,727
Less current portion	841	827

	$3,922	$1,900

The convertible notes issued in 1999 provide for terms identical to the notes issued to related parties, as described above.

During 2000, the Company issued approximately $2.0 million of convertible notes to private investors. These notes have a variable interest rate of U.S. prime plus 2%, and are repayable in three equal installments due 36, 48, and 60 months from the date of issuance. The outstanding principal is convertible, at the option of the lender, into shares of the Company's common stock at any time after issuance. The conversion price of each note is the average market value of the Company's stock for the five trading days prior to issuance of the note. The conversion price of the notes ranges from $2.22 to $5.29. The Company has the right to prepay the notes at any time prior to maturity. In connection with approximately $1.7 million of the notes, the Company issued warrants for approximately 385,000 additional shares at an exercise price of $3.33 which are immediately exercisable and expire two years from the date of grant. The fair value of the warrants and conversion feature of $315,000 approximately results in an effective interest rate for the related debt of 17.7%.

The aggregate maturities of long-term debt as of December 31, 2000 were as follows:

Thousands of dollars	Capital Lease Obligations	Long-Term Debt (Net of Warrant Value)

Year ending December 31
2001	$830	$71
2002	404	575
2003	136	1,148
2004	42	1,098
2005 and thereafter	38	587

	1,450	$3,479

Less amount representing imputed interest	166

Present value of net minimum capital lease payments	1,284
Less current portion of capital lease obligations	770

Capital lease obligations, less current portion	$514

Based on a discounted cash flow analysis, the carrying values of long-term debt at December 31, 2000 approximate fair values.

At December 31, 2000 and 1999, the gross amount of equipment recorded under capital leases was $2,095,000 and $724,000, respectively. Accumulated amortization on these assets at December 31, 2000 and 1999 was $520,000 and $445,000, respectively.

7. Capital Stock

Equity Transactions

In 1995, the Company issued 87,339 shares of series D Convertible Preferred Stock to a shareholder and director, in exchange for the cancellation of a 300,000 Swiss franc (approximately $243,000) note payable. Each share of the series D Preferred Stock is convertible at the option of the holder into nine shares of the Company's Common Stock, has voting rights as if the shares were already converted, and features a 10% non-cumulative dividend subject to the discretion of the Board of Directors. Due to its accumulated deficit, the Company is currently prohibited from paying dividends under Utah corporate law.

On July 7, 2000, the Company completed a private equity financing of $6.5 million of the Company's common stock with a group of investors. The agreement includes certain anti-dilution provisions. The net proceeds from the transaction were approximately $5.8 million. The private placement consisted of approximately 2.9 million shares of Common Stock.

In connection with the private placement, the Company issued warrants to purchase a total of 826,000 shares of Common Stock at an exercise price from $3.09 to $3.14 per share. The Company determined the approximate fair value of the warrants to be $1.67 million.

Income (Loss) per Share

The following table sets forth the computation of basic and diluted income (loss) per share.

Thousands of dollars and shares, except income (loss) per share	2000	1999	1998

Numerator:
Numerator for income (loss) per share – basic	$(11,047)	$716	$(818)
Convertible notes		65

Numerator for income (loss) per share – assuming dilution	$(11,047)	$781	$(818)

Denominator:
Denominator for income (loss) per share – basic – weighted-average shares	29,654	25,761	23,838
Effect of dilutive securities:
Convertible Preferred Stock		786
Employee stock options		891
Convertible notes		345

Dilutive potential common shares		2,022

Denominator for income per share – assuming dilution – adjusted weighted-average shares and assumed conversions	29,654	27,783	23,838

Income (loss) per share – basic	$(.37)	$.03	$(.03)

Income (loss) per share – assuming dilution	$(.37)	$.03	$(.03)

The total number of shares for convertible preferred stock, employee stock options, warrants and convertible notes that would have been antidilutive, have been excluded from the calculations of net loss per share – assuming dilution. The number of shares excluded were approximately 6,441,000 for the year ended December 31, 2000.

7. Capital Stock (continued)

Stock Options

During the year ended December 31, 2000, the Company had two stock option plans (the "Option Plans"). At December 31, 2000, a total of 4,941,151 shares of the Company's authorized Common Stock were reserved for ultimate issuance under the Company's non-statutory stock option plan, of which 532,851 shares have been issued. The Company also had an executive stock option plan, under which 2,173,332 shares have been issued. The executive plan expired on September 1, 2000, all existing outstanding options were exercised and 776,668 unissued shares were transferred to the non-statutory plan. The Company has granted non-qualified stock options to employees, officers and independent members of the Board of Directors under both plans.

The exercise terms of the options granted under the non-statutory stock option plan provide that the options expire six years after date of grant and cannot be exercised during the first year. The options vest 20% per year over a five year period. The exercise terms of the options granted under the executive stock option plan generally provided for vesting over the period from June 1998 through June 2000. All unexercised options under this plan expired on September 1, 2000 or when the employee terminated employment with the Company, if sooner.

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

If the Company had elected to account for options granted in 2000, 1999 and 1998 based on their fair value, as prescribed by FAS 123, net income and income per share would have been adjusted to the pro forma amounts shown in the table below.

Thousands of dollars, except income (loss) per share	2000	1999	1998

Net income (loss)
Reported	$(11,047)	$716	$(818)
pro forma	(12,386)	241	(1,414)
Net income (loss) per share – basic
Reported	(.37)	.03	(.03)
pro forma	(.42)	.01	(.06)
Net income (loss) per share – assuming dilution
Reported	(.37)	.03	(.03)
pro forma	(.42)	.01	(.06)

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

7. Capital Stock (continued)

The following table is a summary of activity for the Company's Option Plans for the years ended December 31:

	2000		1999		1998
Thousands of shares	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,368	$1.73	2,808	$1.44	3,547	$.96
Granted	1,934	3.29	827	1.98	511	3.06
Cancelled	(538)	3.11	(819)	1.40	(233)	1.51
Exercised	(1,043)	1.11	(448)	.95	(1,017)	.55

Outstanding at end of year	2,721	$2.80	2,368	$1.73	2,808	$1.44

Exercisable at end of year	276	$2.14	700	$1.20	236	$1.02

Weighted average fair value of options granted during the year	$1.45		$1.39		$2.15

The following table summarizes information about stock options outstanding at December 31, 2000:

Thousands of shares	Options Outstanding		Options Exercisable

Range of Exercise Prices	Number Outstanding As of December 31, 2000	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable As of December 31, 2000	Weighted Average Exercise Price

$ .97 - $2.00	824	4.24	$1.72	216	$1.70
$2.03 - $2.05	410	5.44	$2.05	8	$2.03
$2.42 - $2.42	1,030	5.39	$2.42
$2.92 - $7.36	457	4.62	$6.29	52	$3.94

8. Income Taxes

The Company files a consolidated US Federal income tax return which includes all domestic operations. Tax returns for states within the US and for foreign subsidiaries are filed in accordance with applicable laws. The following summarizes for income tax purposes, the domestic and foreign components of income (loss) before income taxes for the year ended December 31:

Thousands of dollars	2000	1999	1998

Domestic	$(8,045)	$2,237	$1,396
Foreign	(2,503)	(901)	(1,668)

	$(10,548)	$1,336	$(272)

Income tax expense, including the effect of net operating loss carryforwards, consisted of the following for the year ended December 31:

Thousands of dollars	2000	1999	1998

Current income tax expense
Domestic income taxes
Federal		$40
State	$2	80	$2
Foreign income taxes	497	500	544

Total income tax expense	$499	$620	$546

8. Income Taxes (continued)

Income tax expense varied from the expected statutory domestic federal income tax amount as follows for the year ended December 31:

Thousands of dollars	2000	1999	1998

Tax expense on consolidated income computed at the US statutory federal income tax rate	$(3,691)	$468	$(95)
Impact of foreign taxes	(40)	833	813
Impact of change in valuation allowance	4,230
Utilization of US net operating losses from prior year		(743)
Utilization of foreign net operating losses from prior years State income taxes	2	80	2
Other	(2)	(18)	(174)

Reported income tax expense	$499	$620	$546

The approximate tax effect of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows for the year ended December 31:

Thousands of dollars	2000	1999	1998

Deferred tax assets:
Net operating loss carryforwards	$8,993	$7,000	$7,100
Tax credit carryforwards	100	150	250
Other			100

Total deferred tax assets	9,093	7,150	7,450
Less valuation allowances	(9,093)	(7,150)	(7,350)

Net deferred tax assets	$–	$–	$100

Total deferred tax liabilities	$–	$–	$100

Due to prior years' operating losses, the Company and certain of its subsidiaries have net operating loss carryforwards available to offset future taxable income in the various countries in which the Company operates. The Company has approximately $100,000 of general business tax credit carryforwards available to offset future US federal income taxes which expire in 2001. The valuation allowance has been adjusted for net operating losses generated and utilized in each of the three years.

The following table summarizes by geographic region the significant available operating loss carryforwards and the related expiration dates.

Thousands of dollars	Operating Loss Carryforwards	Expiration Dates

North America	$19,501	2001 through 2020
Europe	5,050	2001 through indefinite
Asia	1,900	2001 through 2005

9. Commitments and Contingencies

Operating Leases

All of the Company's office space and various equipment is rented under leases which are classified as operating leases. These leases have remaining terms of up to 15 years. Certain of the leases for office space contain renewal options and adjustment clauses based on consumer price indices. Total rental expense for all operating leases was approximately $2.4 million in 2000, $2.4 million in 1999, and $2.4 million in 1998. Certain office space was subleased pursuant to a contract expiring in 1999. Total sublease rental income was approximately $42,000 in 2000, $54,000 in 1999, and $79,000 in 1998.

At December 31, 2000, future minimum payments under non-cancelable operating leases with initial terms of one year or more, are as follows:

Thousands of dollars	Lease Payments

Year ending December 31
2001	$2,059
2002	1,813
2003	1,446
2004	907
2005	696
Thereafter	3,263

Total minimum lease payments	$10,184

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

The cost of all of these plans was approximately $306,000 in 2000, $277,000 in 1999, and $180,000 in 1998.

10. Related Party Transactions

As of December 31, 2000, the Company has a $7,000 unsecured promissory note receivable, bearing interest at prime plus 3%, from an officer and director of the Company. The note balance was $21,000 at December 31, 1999 and $34,000 at December 31, 1998.

Sales of services include approximately $246,000 in 2000 and $325,000 in 1999 to companies controlled by Stork N.V., former owner of TPS and significant shareholder of the Company. The balance receivable from related companies amounted to approximately $97,000 as of December 31, 2000 and $140,000 in 1999. The Company also paid approximately $188,000 in 2000 and $80,000 in 1999 for a lease on facilities to a subsidiary of Stork N.V.

11. Valuation and Qualifying Accounts

The following table sets out the activity in the Company's allowance for doubtful receivables:

Thousands of dollars	2000	1999	1998

Balance at beginning of year	$489	$424	$338
Additions	446	306	247
Deductions	(211)	(241)	(161)

Balance at end of year	$724	$489	$424

Additions represent amounts charged to costs and expenses for doubtful receivables. Deductions represent the write-off of specific accounts receivable.

12. Subsequent Events

During February, 2001, the Company implemented a program under its non-statutory stock option plan whereby employees could voluntarily elect to terminate all or a portion of their current stock option grant(s). The number of shares covered by the terminated stock option will be held by the Company and following a waiting period of at least six months, will be made available for future stock option grants. New options granted to participating employees will be in the same number as the terminated stock options and at an option price equal to the then prevailing market price for the Company's common stock. On February 21, 2001, the effective date of the program, options for 576,120 shares were terminated by employees participating in the program.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
ALPNET, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of ALPNET, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of ALPNET Canada Inc., a subsidiary of ALPNET, Inc., which statements reflect total assets constituting 10% as of December 31, 2000 and 12% as of December 31, 1999, and total revenues constituting 16% in 2000, 17% in 1999 and18% in 1998 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for ALPNET Canada, Inc., is based solely on the report of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ALPNET, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Salt Lake City, Utah
February 16, 2001, except for
 Note 12, as to which the date is
 February 21, 2001

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
ALPNET Canada, Inc.

We have audited the balance sheets of ALPNET Canada, Inc. as at December 31, 2000 and 1999 and the statements of operations, deficit and cash flows for each of the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years ended December 31, 2000, 1999 and 1998 in accordance with Canadian generally accepted accounting principles.

\s\ RICHTER, USHER & VINEBERG

Chartered Accountants

Montreal, Quebec
January 29, 2001

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors required by Item 10 of Form 10-K is presented in the section titled "Information About Directors and Nominees for Director" in the Company's definitive Proxy Statement dated March 27, 2001 and is incorporated herein by reference. The information with respect to Executive Officers is presented in the section titled "Information About Directors and Nominees for Director in the Company's definitive Proxy Statement dated March 27, 2001 and is incorporated herein by reference. The information with respect to other significant employees is presented in the section titled "Certain Significant Employees" in the Company's definitive Proxy Statement dated March 27, 2001 and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

Information required by Item 11 of Form 10-K is presented in the sections titled "Compensation of Directors," "Executive Compensation and Related Information" and "Compensation Pursuant to Plans" in the Company's definitive Proxy Statement dated March 27, 2001 and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 12 of Form 10-K is presented in the sections titled "Principal Shareholders" and "Information About Directors and Nominees for Director" in the Company's definitive Proxy Statement dated March 27, 2001 and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 of Form 10-K is presented in the section titled "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement dated March 27, 2001 and is incorporated herein by reference.

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

  (3) Listing of Exhibits:

Exhibit No.	Filing Description	Status

3.1	Restated Articles of Incorporation, as Amended	(i	)
3.2	By-Laws	(iii	)
4.1	Specimen Series D Preferred Stock Certificate	(i	)
10.1	Specimen Executive Stock Option Agreement dated August 17, 1995	(ii	)
10.2	Stock Purchase Agreement between ALPNET, Inc. and EP Electronic Publishing Partners GmbH et al, dated June 30, 1999, with Exhibits	(iv	)
10.3	Stock Purchase Agreement between ALPNET, Inc., et al and Stock N.V., et al, dated July 30, 1999 with Exhibits
21	Subsidiaries of Registrant	(vi	)
23.1	Consent of Ernst & Young LLP, Independent Auditors	(vi	)
23.2	Consent of Richter, Usher & Vineberg, Independent Auditors for ALPNET Canada, Inc.	(vi	)
(i)	Previously filed on November 13, 1995 as an Exhibit to Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.
(ii)	Previously filed on March 28, 1996 as an Exhibit to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
(iii)	Previously filed on August 13, 1996 as an Exhibit to Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.
(iv)	Previously filed on July 14, 1999 as an Exhibit to Form 8-K for the acquisition dated June 30, 1999, and incorporated herein by reference.
(v)	Previously filed on August 10, 1999 as an Exhibit to Form 8-K for the acquisition dated July 30, 1999, and incorporated herein by reference.
(vi)	Filed herewith.

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

ALPNET, INC.
By:	/s/ JOHN W. WITTWER John W. Wittwer, Vice President Finance and CFO
Date:	27 March 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MICHAEL F. EICHNER	27 March 2001

Michael F. Eichner Acting CEO, Chairman of the Board of Directors
/s/ JAAP VAN DER MEER	27 March 2001

Jaap van der Meer President and Director
/s/ JOHN W. WITTWER	27 March 2001

John W. Wittwer Vice President Finance, Chief Financial Officer and Director
/s/ JAMES R. MORGAN	27 March 2001

James R. Morgan Vice President Legal, Chief Legal Officer and Director
/s/ DONALD N. REEVES	27 March 2001

Donald N. Reeves Director
/s/ DARNELL L. BOEHM	27 March 2001

Darnell L. Boehm Director
/s/ GERARD J. M. DIJKSTRA	27 March 2001

Gerard J. M. Dijkstra Director
/s/ ECKART WINTZEN	27 March 2001

Eckart Wintzen Director

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2: PROPERTIES
  ITEM 3: LEGAL PROCEEDINGS
  ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6: SELECTED FINANCIAL DATA
  ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11: EXECUTIVE COMPENSATION
  ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES