Form 10-Q
period 2001-03-31
ALPNET INC
filed 2001-05-15
CIK 712425

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly period ended March 31, 2001.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number 0-15512

ALPNET, Inc.
(Exact name of registrant as specified in its charter)

UTAH	87-0356708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4460 South Highland Drive, Suite #100, Salt Lake City, Utah	84124-3543
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (801) 273-6600

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

The number of shares outstanding of the registrant's no par value Common Stock as of April 30, 2001 was 31,733,507.

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
Thousands of dollars	March 31
(except per share data)	2001	2000

Sales of services	$11,088	$12,216
Cost of services sold	7,782	8,386

Gross profit	3,306	3,830
Operating expenses:
Sales and marketing expenses	1,075	992
General and administrative	2,547	3,057
Development costs	310	47
Amortization of goodwill	214	234

Total operating expenses	4,146	4,330

Operating loss	(840)	(500)
Interest expense, net	106	145

Loss before income taxes	(946)	(645)
Income taxes	50	75

Net loss	$ (996)	$ (720)

Net loss per share – basic	$ (.031)	$ (.026)

Net loss per share – assuming dilution	$ (.031)	$ (.026)

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	March 31	December 31
Thousands of dollars	2001	2000

Assets
Current assets:
Cash and cash equivalents	$ 909	$ 3,377
Trade accounts receivable, less allowances of $246 in 2001 and $724 in 2000	8,066	7,909
Work-in-process	2,341	2,775
Prepaid expenses and other	1,228	1,035

Total current assets	12,544	15,096
Property, equipment and leasehold improvements:
Office facilities and leasehold improvements	402	395
Equipment	6,487	6,818
Software	4,722	4,358

	11,611	11,571
Less accumulated depreciation and amortization	3,629	3,677

Net property, equipment and leasehold improvements	7,982	7,894
Other assets:
Goodwill, less accumulated amortization of $4,995 in 2001 and $5,597 in 2000	7,963	8,751
Other	361	271

Total other assets	8,324	9,022

Total assets	$28,850	$32,012

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited) — continued

	March 31	December 31
Thousands of dollars and shares	2001	2000

Liabilities and shareholders' equity
Current liabilities:
Credit facilities with banks	$ 3,115	$ 3,367
Accounts payable	5,287	4,595
Accrued payroll and related benefits	1,906	1,743
Accrued restructuring and related activities	1,289	1,820
Other accrued expenses	1,334	2,207
Income taxes payable	756	734
Current portion of capital lease obligations	677	770
Current portion of long-term debt	46	71

Total current liabilities	14,410	15,307
Related party debt	425	462
Capital lease obligations, less current portion	412	514
Long-term debt, less current portion	3,402	3,408
Commitments and contingencies
Shareholders' equity:
Convertible Preferred Stock, no par value;
authorized 4,000 shares; issued and
outstanding 87 shares in 2001 and 2000	242	242
Common Stock, no par value; authorized
100,000 shares; issued and outstanding
31,734 shares in 2001 and 31,712
shares in 2000	56,429	56,393
Accumulated deficit	(41,290)	(40,294)
Accumulated other comprehensive income	(5,180)	(4,020)

Total shareholders' equity	10,201	12,321

Total liabilities and shareholders' equity	$ 28,850	$ 32,012

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
Thousands of dollars	2001	2000

Operating activities:
Net loss	$ (996)	$ (720)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	290	248
Amortization of goodwill	214	234
Other	(42)	94
Changes in operating assets and liabilities:
Trade accounts receivable	(555)	1,408
Accounts payable and accrued expenses	(52)	398
Work-in-process	352	(419)
Income tax payable	28	(194)
Prepaid expense and other	(355)	(584)

Net cash (used in) provided by operating activities	(1,116)	465
Investing activities:
Purchase of property, equipment and leasehold improvements	(197)	(59)
Capitalized development costs	(364)	(416)

Net cash used in investing activities	(561)	(475)
Financing activities:
Payments on credit facilities with banks, net	(144)	(507)
Proceeds from long-term debt		300
Principal payments on long-term debt	(199)	(126)
Proceeds from exercise of stock options		265

Net cash used in financing activities	(343)	(68)
Effect of exchange rate changes on cash	(448)	(45)

Net decrease in cash and cash equivalents	(2,468)	(123)
Cash and cash equivalents at beginning of period	3,377	1,338

Cash and cash equivalents at end of period	$ 909	$ 1,215

Supplemental schedule of non-cash investing and financing activities:
Equipment purchased under capital lease obligations	$ 0	$ 151

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2001

1.     BASIS OF PRESENTATION

  ALPNET, Inc. ("ALPNET" or the "Company") is a United States multinational corporation which was incorporated in the State of Utah in 1980. The Company provides services and solutions in the multilingual information management solutions sector to businesses engaged in international trade. These solutions include information consultancy, language technology integration, translation and localization. The principal markets for the Company's services are North America, Europe and Asia. During 1999 and 2000, the Company embarked on a strategic repositioning to evolve its service offering to include a full range of value-added multilingual information services and move up the services chain in the information creation, localization and information management process (the "Infocycle™").

  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the respective complete years. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

  Certain prior period amounts have been reclassified to conform to the 2001 presentation.

2.     COMPREHENSIVE INCOME

  The Company presents comprehensive income in the shareholders' equity section of the consolidated balance sheet. Accumulated other comprehensive income is comprised entirely of accumulated foreign currency translation adjustments.

3.     LOSS PER SHARE

  Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the accounting period. Diluted loss per share includes the potential dilution as a result of stock options and convertible securities.

  The following table sets forth the computation of basic and diluted income (loss) per share.

	Three Months Ended
	March 31
Thousands of dollars and shares, except loss per share	2001	2000

Numerator:
Numerator for basic and diluted earnings
per share – net loss	$ (996)	$ (720)

Denominator:
Denominator for basic loss per share
weighted-average shares	31,732	27,862
Effect of dilutive securities:
Convertible Preferred Stock	–	–
Employee stock options	–	–

Dilutive potential common shares	–	–

Denominator for diluted income per share
adjusted weighted-average shares and
Assumed conversions	31,732	27,862

Net loss per share – basic	$ (.031)	$ (.026)
Net loss per share – assuming dilution	$ (.031)	$ (.026)

  The total number of shares for convertible preferred stock, employee stock options, warrants and convertible notes that would have been antidilutive because the Company had a net loss in the three month period presented, have been excluded from the calculations of net loss per share – assuming dilution. The number of shares excluded were approximately 5,804,000 for the quarter ended March 31, 2001. These share were excluded because they had effective prices above the market price of the Company's common stock at March 31, 2001 and because the Company had a net loss. The number of shares excluded for the quarter ended March 31, 2001 were approximately 4,286,000.

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

5.     Restructuring and Related Activities

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

  An analysis of accrued costs and amounts charged against the restructuring and related activities follows:

		Employee		Other
Thousands of dollars	No. of	Separation	Lease	Exit
(except employee no.'s)	Employees	Expenses	Cancellation	Costs	Total

Total	63	$1,150	$363	$1,503	$3,016
Paid prior to December 31, 2000	15	40			40
Non cash charges				1,156	1,156

Outstanding as of December 31, 2000	48	1,110	363	347	1,820
Paid in 2001	25	456		75	531

Outstanding as of March 31, 2001	23	$ 654	$363	$ 272	$1,289

  Employee separation expenses will all be paid in 2001. Amounts related to lease cancellation costs will be paid over the respective remaining lease terms and other exit costs will all be paid in 2001.

6.     SOFTWARE

  As of December 31, 2000, the Company had capitalized certain costs totaling approximately $4.4 million in connection with acquired software, purchased software and developed software for internal use. During the three months ended March 31, 2001, the Company has capitalized an additional $364,000 of internally developed software. Amortization expense related to certain software modules for the three months ended March 31, 2001 was $51,000. The remaining software modules are expected to be ready for use in the fourth quarter of 2001.

	31 March	31 December
Thousands of dollars	2001	2000

Internal development costs	$3,111	$2,859
Purchased software	599	599
Capitalized interest	382	270

Capitalized development cost	4,092	3,728
Acquired software	630	630

Total	$4,722	$4,358

7.     GEOGRAPHICAL AND SEGMENT DATA

  The Company operates in one business segment, multilingual information management solutions. Within this segment, the Company also evaluates its performance internally by significant geographic regions: North America, Europe and Asia.

  The following selected financial data summarizes the Company's domestic and foreign operations for financial reporting purposes. Allocations of corporate and country overheads to domestic and foreign operations are based upon the Company's policies for financial reporting consistently applied during the periods. All intercompany sales are eliminated in consolidation.

	Three Months Ended
	March 31
Thousands of dollars	2001	2000

Net external sales:
North America	$ 3,742	$ 4,833
Europe	6,443	6,539
Asia	903	844

	$11,088	$12,216

Intercompany sales:
North America	$ 583	$ 909
Europe	867	1,827
Asia	1,133	1,261

	$ 2,583	$ 3,997

Loss before income taxes:
North America	$ (149)	$ (237)
Europe	(537)	(321)
Asia	(260)	(87)

	$ (946)	$ (645)

8.     NON-STATUTORY STOCK OPTION PLAN

  During February 2001, the Company implemented a program under its non-statutory stock option plan whereby employees could voluntarily elect to terminate all or a portion of their current stock option grant(s). The number of shares covered by the terminated stock option will be held by the Company and following a waiting period of at least six months, will be made available for future stock option grants. New options granted to participating employees will be in the same number as the terminated stock options and at an option price equal to the then prevailing market price for the Company's common stock. Options for 579,120 shares were terminated by employees participating in the program.

9.     SUBSEQUENT EVENTS

  In May 2001, the Company negotiated financing transactions described below with a major shareholder and with a Netherlands financial institution. The major shareholder made a direct loan of $500,000 which is repayable in full, along with accrued interest at 11%, on December 31, 2001. The Company is also arranging a credit facility for the Company's wholly owned Netherlands operating subsidiary which is expected to be in the approximate amount of $1 million with a Netherlands financial institution. The credit facility will provide for interest at approximately 8%, a maturity of December 31, 2001 and will be secured by the accounts receivable of the Company's Netherlands operating subsidiary.

  Both of these financing transactions will be guaranteed by the Company and by its Netherlands holding company and will also be collateralized by all of the shares of stock of the Company's Netherlands operating company.

  These financing transactions also require the Company to obtain a commitment for an additional direct loan in the amount of $500,000 from another major shareholder. The Company has obtained that commitment and is currently finalizing the terms and documentation necessary to complete that transaction.

  These financing transactions are expected to provide a total of approximately $2.0 million funding for use in the general operations of the Company.

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

Forward looking statements involve numerous known and unknown risks and uncertainties that could cause actual results to be materially different from estimated or expected results. Such risks and uncertainties include, among others, adequate funding for and effective implementation of the Company's current business plan, fluctuating foreign currency exchange rates, fluctuating gross margins, changing levels of demand for the Company's services, the effect of constantly changing general business, economic and political conditions in all of the various countries in which the Company has operations, the impact of competitive services and pricing, uncertainties caused by clients (including the timing of projects and changes in the scope of services requested) and other risks and uncertainties that may be disclosed from time to time in future public statements or in documents filed with the Securities and Exchange Commission. As a result, no assurance can be given as to future operating results.

General

ALPNET, Inc. ("ALPNET" or the "Company") is a United States multinational corporation which was incorporated in the State of Utah in 1980. The Company provides services and solutions in the multilingual information management solutions sector to businesses engaged in international trade. These solutions include information consultancy, language technology integration, translation and localization.

The Company was originally established to develop and market foreign language translation software, which included its invention of translation memory technology. ALPNET is regarded as a pioneer in the field of multilingual software development. The acquisition by the Company of several leading translation service providers in 1987 and 1988 established the Company's international presence and multilingual information services capabilities. The Company further expanded into foreign markets in 1994 through the formation of additional foreign subsidiaries and branches and in 1999 with the acquisition of subsidiaries in Germany and the Netherlands. As of March 31, 2001, the Company has wholly-owned foreign subsidiaries or branches in the following countries: Canada, United Kingdom, Republic of Ireland, Germany, Belgium, the Netherlands, Singapore, Korea, China, Japan and Thailand.

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

During 1999 and 2000, the Company embarked on a strategic repositioning to evolve its service offering to include a full range of value-added multilingual information services and move up the services chain in the information creation, localization and information management process (the "InfoCycle™"). During the fourth quarter of 2000, the Company commenced implementation of certain strategic initiatives along with a restructuring plan as a result of limited capital resources, depressed capital market conditions and the Company's operating performance. The primary focus of these initiatives is to strengthen the Company's sales team worldwide; reduce costs by centralizing and consolidating production operations; reduce infrastructure and overhead; eliminate various unprofitable operations; and increase outsourcing of certain production activities. During the first quarter of 2001, the Company announced that it had substantially completed the implementation of its strategic initiatives and restructuring plan.

ALPNET is expanding its consultancy and systems integration services capabilities. The Company's technology development is being focused on enabling ALPNET to efficiently manage the InfoCycle™ process in support of its clients' global businesses through its modular ALPNETXchange™ system which is expected to automate the sales, project management, production workflow, supply chain and finance functions. The Company is focusing on its distinctive service benefits and core competencies and on becoming the vendor of choice for new and existing clients to secure a greater portion of their multilingual information management services business.

Results of Operations

For the three months ended March 31, 2001, the Company reported a net loss of $996,000 compared to a net loss of $720,000 for the three months ended March 31, 2000.

Sales of Services

Sales of services were approximately $11.1 million for the three months ended March 31, 2001 compared to approximately $12.2 million for the three months ended March 31, 2000. Sales volume in the first quarter of 2001 was negatively impacted by volatile economic conditions and market changes particularly affecting key US and Europe-based industries served by the Company. Sales for the three months ended March 31, 2000 included approximately $600,000 for the Company's offices in Glasgow and Nuremburg. These offices were closed in connection with the Company's restructuring plan and sales for the three months ended March 31, 2001 included no sales from these offices.

The value of sales reported in US dollars has also been impacted by the effects of fluctuations in foreign currencies against the US dollar. Total sales for the three months ended March 31, 2001 would have been approximately $660,000 higher if translated at the weighted average exchange rates for the first quarter of 2000. This is described in more detail in the section "Foreign Exchange Risk."

Sales in North America were approximately $3.7 million for the three months ended March 31, 2001 compared to approximately $4.8 million in 2000, with sales decreasing primarily due to delays in project commencement and reduced scope of certain client projects.

Sales in Europe were approximately $6.4 million for the three months ended March 31, 2001 compared to approximately $6.5 million in 2000. If translated at the weighted average exchange rates for the comparable periods in 2000, sales in Europe would have been approximately $6.9 million for the three months ended March 31, 2001. A comparison of sales in Europe for the two quarters is also affected by the closure of the Glasgow and Nuremburg offices as discussed above.

Sales in Asia were approximately $900,000 for the three months ended March 31, 2001 compared to $840,000 in 2000. The Company has taken action to expand its presence in Asia to take advantage of the increase in demand for translation and localization services in this market.

Management has significantly expanded and strengthened its sales teams in the U.S., Europe and Japan to increase the Company's share of these markets.

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

Cost of Services Sold

Cost of services as a percentage of sales fluctuates primarily as a result of competition in the marketplace and the volume and nature of direct production costs, especially on large projects. The gross margin in the three months ended March 31, 2001 was 29.8% compared to 31.4% in 2000. The primary reason for this gross margin decrease is that the Company has maintained a relatively higher level of fixed direct production costs to sales in the first quarter of 2001 than in 2000 to position the Company to meet future production commitments related to expected increased sales levels in future quarters of 2001. Management expects competitive pricing pressures to continue in the Company's existing service lines. Management anticipates future cost savings and margin improvement resulting from the realignment of Company operations, strengthening of its sales force in key markets and the extended implementation of production and management technology in the Company's operating entities.

Other Costs and Expenses

Sales and marketing expenses were approximately $1.1 million in the three months ended March 31, 2001 compared to $990,000 in 2000. The net increase in the first quarter of 2001 compared with the first quarter of 2000 relate primarily to the additional sales personnel in the U.S., Europe and Japan, less the elimination of certain marketing expenses in selected areas.

General and administrative costs were approximately $2.5 million in the three months ended March 31, 2001 compared to approximately $3.1 million in 2000. This decrease is the result of the realignment and restructuring of the Company's operations as discussed previously.

Development costs for the three months ended March 31, 2001 were $310,000 compared to $47,000 in 2000. This increase arises as amortization of the cost of certain modules of ALPNETXchange™ has commenced and certain development costs, previously capitalized in connection with the development of ALPNETXchange™ are expensed as incurred.

Goodwill amortization for the three months ended March 31, 2001 was $214,000 compared to $234,000 in 2000. This decrease in the first quarter of 2001 is partially the result of a lower goodwill cost base after goodwill was written off in the fourth quarter of 2000 in locations closed. The decrease is also due to lower foreign currency exchange rates applicable to goodwill amortization costs in the Company's acquired foreign subsidiaries.

Net interest expense was $106,000 in the three months ended March 31, 2001 compared to $145,000 in 2000. $112,000 of interest has been capitalized during the first quarter of 2001 in connection with the development of ALPNETXchange™. Without the effect of capitalized interest, net interest expense for the first quarter of 2001 would be significantly higher than the first quarter of 2000 as a result of the cost of the increased level of debt funding.

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

After the utilization of net operating loss carryforwards, income tax expense was $50,000 in the three months ended March 31, 2001 compared to $75,000 in 2000. Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization of net operating loss carryforwards in many of these jurisdictions. The US parent company has a net operating loss carryforward for US Federal and State income tax purposes.

Due to prior years' operating losses, the Company and certain of its subsidiaries have net operating loss carryforwards available to offset future taxable income in the various countries in which the Company operates. The levels of net operating losses available to offset future taxable income are generally much lower for the new offices opened in recent years.

Substantially all of the Company's deferred tax assets at March 31, 2001 and December 31, 2000 were comprised of net operating loss carryforwards for which the Company has provided valuation allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards exist, and the specific rules and regulations governing the utilization of such losses, including the dates by which the losses must be used.

Liquidity and Sources of Capital

The Company had a negative cash flow from operations of approximately $1.1 million in the three months ended March 31, 2001 compared to a positive cash flow from operations of $465,000 in the three months ended March 31, 2000. Included in cash flow used in operations during the first quarter of 2001 was approximately $530,000 related to the restructuring and realignment of the Company. Management expects to generate positive cash flows from operations in 2001 as a result of the expected increasing levels of sales from the Company's investment in additional sales resources in the US, Europe and Japan, and the future effect of the realignment and restructuring plan that the Company has implemented.

For the three months ended March 31, 2001 and 2000, investing activities of approximately $561,000 and $475,000, respectively, consisted primarily of investments in ALPNETXchange™. Capitalized software development costs for 2001, including interest, approximate $364,000 as compared to $416,000 in 2000. The decrease in capitalized software costs in the first quarter of 2001 as compared to the first quarter of 2000 is consistent with the Company's reduced level of spending as part of its restructuring plan. In addition to its investment in ALPNETXchange™, the Company also invested in other equipment to maintain and upgrade its production capabilities.

Financing activities for the three months ended March 31, 2001 used cash in the approximate net amount of $340,000 including a net reduction in credit facilities with banks and principal payments on long-term equipment financing obligations. Financing activities for the three months ended March 31, 2000 used cash in the approximate net amount of $68,000 including a net reduction in credit facilities with banks, proceeds from the issuance of convertible, unsecured notes, principal payments on long-term equipment financing obligations and proceeds from the exercise of employee stock options.

At March 31, 2001, the Company's cash and cash equivalents were approximately $900,000, which represents a decrease of approximately $2.5 million during the first quarter of 2001. During the quarter, cash resources were used to partially fund the realignment and restructuring of the Company's operations and to strengthen its sales force in the US, Europe and Japan. The realignment and restructuring plan that has been implemented has lowered the Company's annual fixed cost base by approximately $3 million. At March 31, 2001, the Company had negative working capital of approximately $1.9 million, compared to negative working capital of approximately $200,000 at December 31, 2000. This calculation of negative working capital includes approximately $3.1 million of credit facilities with banks which have scheduled renewal dates within one year. Management expects these credit facilities to be renewed as discussed below.

The Company's primary working capital requirements relate to the funding of accounts receivable and work-in-process on large projects. The Company funds some of its working capital needs through credit facilities with financial institutions in the US, Canada, the UK, Germany and Singapore. Most of the Company's credit facilities are secured by accounts receivable and other assets of the Company's subsidiaries and by guarantees of the Company. As of March 31, 2001, the Company had unused amounts under these credit facilities of approximately $516,000. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as those that currently exist. In addition, the Company expects to be able to increase the maximum amounts that can be borrowed under credit facilities. Some of the financial institutions, which have loaned funds to the Company's subsidiaries under the credit facilities referred to above, have placed certain limits on the flow of cash outside the respective countries. Such limitations have not been an undue burden to the Company in the past, nor are they expected to be unduly burdensome in the foreseeable future.

In May 2001, the Company negotiated financing transactions with a major shareholder and with a Netherlands financial institution as discussed in note 9 to the unaudited consolidated interim financial statements. The Company has also obtained a commitment for an additional direct loan with another major shareholder, as discussed in note 9 to the unaudited consolidated interim financial statements. These financing transactions are expected to provide a total of approximately $2.0 million of funding for use in the general operations of the Company. Management also believes that it has other available sources of funding that can be obtained in amounts and on terms acceptable to the Company and sufficient to enable the Company to be able to fund its working capital needs, meet its scheduled debt repayments and satisfy future operational and development costs.

Inflation has not been a significant factor in the Company's operations. Competition, however, has been and is expected to remain a major factor. To the extent permitted by competition and general economic and market conditions, the Company will pass on increased costs from inflation and operations to clients by increasing prices.

On March 29, 2001, the Company was informed by Nasdaq® that the Company's common stock had failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days as required for continued listing on The Nasdaq SmallCap MarketSM. The Company has until June 27, 2001, to regain compliance with this Nasdaq® rule or the Company's common stock will be delisted. In order to regain compliance, the bid price of the Company's common stock must be at least $1.00 for a minimum of 10 consecutive trading days prior to June 27, 2001. If the Company's common stock is delisted from The Nasdaq SmallCap MarketSM, this may have an adverse effect on the market liquidity for the Company's common stock. If delisting occurs, the Company will immediately request that all market markers in the Company's common stock who are eligible register to quote its common stock on the OTC Bulletin Board®(OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (OTC) securities. In addition, the Company proposes to take such actions as it deems necessary and prudent to meet the listing requirements of The Nasdaq SmallCap MarketSM.

Foreign Exchange Risk

The Company serves its customers from offices throughout North America, Europe and Asia. The majority of the Company's operations are located outside the US. Consequently, the Company is exposed to fluctuations of the dollar against the foreign currencies of those countries in which the Company has a substantial presence. For all of the Company's foreign subsidiaries, the functional currency is the local currency. Accordingly, assets and liabilities are translated at period-end exchange rates, and operating statement items are translated at weighted-average exchange rates prevailing during the periods presented. The Company has exchange rate exposure in the following principal currencies: the Canadian dollar, the British Pound and the Euro. The Singapore dollar is closely tied to the US dollar and therefore has low exchange risk.

Fluctuations against the US dollar can produce significant differences in the reported value of sales and expenses. The following table shows a comparison of sales of services in each of the Company's significant geographic segments for the three months ended March 31, 2001 and 2000, along with the effect of foreign currency exchange rate fluctuations on sales between periods.

			Increase (Decrease)
	Three Months		Sales of Services due to		Total
	Ended March 31		Sales	Currency	Increase
Thousands of dollars	2001	2000	Volume	Fluctuations	(Decrease)

North America	$ 3,742	$ 4,833	$(981)	$(110)	$(1,091)
Europe	6,443	6,539	399	(495)	(96)
Asia	903	844	115	(56)	59

Total Sales	$11,088	$12,216	$(467)	$(661)	$(1,128)

The sales mix of the Company's operations and the effect of foreign currency exchange rate fluctuations on costs and expenses generally mitigate the impact on consolidated net income (loss). However, the negative impact of foreign currency fluctuations increased the loss for the three months ended March 31, 2001 by approximately $20,000. For sales in the US which are produced outside of the US, any weakening of the US dollar against a particular country's currency reduces the amount of net income reported in US dollars. Conversely, the same weakening of the US dollar generates an offsetting increase in the dollar value of profits arising from sales within that country. This natural currency effect reduces the net foreign exchange risk to the Company. Any weakening of the US dollar that negatively impacts a foreign operation's trading profit will similarly reduce the dollar value of any overhead expense located in that country. The sales mix and currency trends are monitored on an ongoing basis to identify any changes that might significantly affect the Company's net results.

The translation of foreign denominated assets and liabilities at period-end exchange rates results in an unrealized foreign currency translation adjustment recorded as a separate component of shareholders' equity and reported as other comprehensive income. The negative impact of foreign currency adjustment to shareholders' equity for the three months ended March 31, 2001 was $1.2 million. As of March 31, 2001, the cumulative net effect to the Company of the equity adjustment from movements in foreign currency exchange rates was a reduction of approximately $5.2 million in shareholders' equity. A significant portion of the cumulative foreign currency adjustment relates to changes in the carrying value of goodwill, which is partly denominated in foreign currencies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ALPNET, Inc.
Registrant
Date:	14 May 2001	/s/ Michael F. Eichner
Michael F. Eichner
Acting CEO
Chairman of the Board of Directors
Date:	14 May 2001	/s/ John W. Wittwer
John W. Wittwer
Vice President Finance and CFO

QuickLinks

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K