Form 10-Q
period 2001-06-30
ALPNET INC
filed 2001-08-14
CIK 712425

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2001.
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission File Number 0-15512

ALPNET, Inc.
(Exact name of registrant as specified in its charter)

UTAH (State or other jurisdiction of incorporation or organization)	87-0356708 (I.R.S. Employer Identification No.)
4460 South Highland Drive, Suite #100 Salt Lake City, Utah (Address of principal executive offices)	84124-3543 (Zip Code)

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

Yes  X     No

The number of shares outstanding of the registrant's no par value Common Stock as of July 31, 2001 was 32,519,558.

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Thousands of dollars (except per share data)
	2001	2000	2001	2000

Sales of services	$13,072	$13,508	$24,160	$25,724
Cost of services sold	9,529	9,232	17,311	17,618

Gross profit	3,543	4,276	6,849	8,106
Operating expenses:
Sales and marketing expenses	1,391	1,297	2,466	2,289
General and administrative	2,512	3,074	5,059	6,131
Development costs	208	56	518	103
Amortization of goodwill	206	228	420	462

Total operating expenses	4,317	4,655	8,463	8,985

Operating loss	(774)	(379)	(1,614)	(879)
Interest expense, net	101	76	207	221

Loss before income taxes	(875)	(455)	(1,821)	(1,100)
Income taxes	75	110	125	185

Net loss	$(950)	$(565)	$(1,946)	$(1,285)

Net loss per share—basic	$(.030)	$(.020)	$(.061)	$(.046)

Net loss per share—assuming dilution	$(.030)	$(.020)	$(.061)	$(.046)

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

Thousands of dollars	June 30 2001	December 31 2000

Assets
Current assets:
Cash and cash equivalents	$771	$3,377
Trade accounts receivable, less allowances of $267 in 2001 and $724 in 2000	9,259	7,909
Work-in-process	2,698	2,775
Prepaid expenses and other	1,457	1,035

Total current assets	14,185	15,096
Property, equipment and leasehold improvements:
Office facilities and leasehold improvements	413	395
Equipment	6,943	6,818
Software	4,859	4,358

	12,215	11,571
Less accumulated depreciation and amortization	4,065	3,677

Net property, equipment and leasehold improvements	8,150	7,894
Other assets:
Goodwill, less accumulated amortization of $5,081 in 2001 and $5,597 in 2000	7,590	8,751
Other	373	271

Total other assets	7,963	9,022

Total assets	$30,298	$32,012

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)—continued

Thousands of dollars and shares	June 30 2001	December 31 2000

Liabilities and shareholders' equity
Current liabilities:
Credit facilities with banks	$4,126	$3,367
Accounts payable	5,978	4,595
Accrued payroll and related benefits	1,415	1,743
Accrued restructuring and related activities	1,128	1,820
Other accrued expenses	1,665	2,207
Income taxes payable	828	734
Current portion of related party debt	500
Current portion of capital lease obligations	760	770
Current portion of long-term debt	46	71

Total current liabilities	16,446	15,307
Related party debt, less current portion	414	462
Capital lease obligations, less current portion	801	514
Long-term debt, less current portion	3,468	3,408
Commitments and contingencies
Shareholders' equity:
Convertible Preferred Stock, no par value; authorized 4,000 shares; issued and outstanding 87 shares in 2001 and 2000	242	242
Common Stock, no par value; authorized 100,000 shares; issued and outstanding 31,734 shares in 2001 and 31,712 shares in 2000	56,429	56,393
Accumulated deficit	(42,240)	(40,294)
Accumulated other comprehensive income	(5,262)	(4,020)

Total shareholders' equity	9,169	12,321

Total liabilities and shareholders' equity	$30,298	$32,012

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
Thousands of dollars	2001	2000

Operating activities:
Net loss	$(1,946)	$(1,285)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	548	514
Amortization of goodwill	420	462
Other	(27)	293
Changes in operating assets and liabilities:
Trade accounts receivable	(1,811)	445
Accounts payable and accrued expenses	1,620	1,508
Work-in-process	(37)	(777)
Income tax payable	56	(304)
Prepaid expense and other	(458)	(712)
Accrued restructuring and related activities	(692)

Net cash provided by (used in) operating activities	(2,327)	144
Investing activities:
Purchase of property, equipment and leasehold improvements	(502)	(49)
Capitalized development costs	(501)	(1,546)

Net cash used in investing activities	(1,003)	(1,595)
Financing activities:
Proceeds from (payments on) credit facilities with banks, net	866	(426)
Proceeds from long-term debt		2,006
Principal payments on capital lease obligations and long-term debt	(337)	(274)
Proceeds from (payments on) notes to related parties, net	487
Proceeds from exercise of stock options		291

Net cash provided by financing activities	1,016	1,597
Effect of exchange rate changes on cash	(292)	(104)

Net increase (decrease) in cash and cash equivalents	(2,606)	42
Cash and cash equivalents at beginning of period	3,377	1,338

Cash and cash equivalents at end of period	$771	$1,380

Supplemental schedule of non-cash investing and financing activities:
Equipment purchased under capital lease obligations	$663	$636

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2001

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

3.  LOSS PER SHARE

    Net loss per share—basic is computed by dividing the net loss for each period presented by the weighted average number of common shares outstanding during the accounting period. Net loss per share-assuming dilution excludes the total number of shares for convertible preferred stock, employee stock options, warrants and convertible notes since they would have been antidilutive because the Company had a net loss in the three and six month periods presented. The number of shares excluded was approximately 5,737,000 for the three and six month periods ended June 30, 2001and 6,405,000 for the three and six month periods ended June 30, 2000.

    The following table sets forth the computation of basic and diluted loss per share.

	Three Months Ended June 30		Six Months Ended June 30
Thousands of dollars and shares, except loss per share	2001	2000	2001	2000

Numerator:
Numerator for basic and diluted earnings per share—net loss	$(950)	$(565)	$(1,946)	$(1,285)

Denominator:
Denominator for basic loss per share weighted-average shares	31,74	27,963	31,733	27,912

Effect of dilutive securities:
Convertible preferred stock	—	—	—	—
Employee stock options	—	—	—	—

Dilutive potential common shares	—	—	—	—

Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	31,734	27,963	31,733	27,912

Net loss per share—basic	$(.030)	$(.020)	$(.061)	$(.046)

Net loss per share—assuming dilution	$(.030)	$(.020)	$(.061)	$(.046)

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

5.  RESTRUCTURING AND RELATED ACTIVITIES

    In November 2000, ALPNET's Board approved a restructuring plan (the "November 2000 Plan") to realign the Company's organization, centralize and consolidate production operations, reduce infrastructure and overhead, and eliminate various unprofitable operations. Restructuring and other related charges of approximately $3.0 million were expensed. These charges were composed of approximately $2.1 million of severance and closure costs, approximately $500,000 of goodwill impairment in locations being closed with no further business relationships and approximately $400,000 related to losses incurred on assets disposed from operation closures. Costs for employee separations of approximately $1.2 million related to 13 employees in North America, 41 employees in Europe and 9 employees in Asia. Terminated employees worldwide affected all the major business functions and job classes. Employee separation benefits include severance, medical and other benefits and are payable according to relevant local law, which often provides for payments to be made over a number of months.

    An analysis of accrued costs and amounts charged against the restructuring and related activities follows:

Thousands of dollars (except employee no.'s)	No. of Employees	Employee Separation Expenses	Lease Cancellation	Other Exit Costs	Total

Total	63	$1,150	$363	$1,503	$3,016
Paid prior to December 31, 2000	15	40			40
Non cash charges				1,156	1,156

Outstanding as of December 31, 2000	48	1,110	363	347	1,820
Paid in 2001	45	499	7	186	692

Outstanding as of June 30, 2001	3	$611	$356	$161	$1,128

    Employee separation expenses will all be paid in 2001. Amounts related to lease cancellation costs will be paid over the respective remaining lease terms and other exit costs will all be paid in 2001.

6.  SOFTWARE

    As of December 31, 2000, the Company had capitalized certain costs totaling approximately $4.4 million in connection with acquired software, purchased software and developed software for internal use. During the six months ended June 30, 2001, the Company has capitalized an additional $501,000 of internally developed software costs. Amortization expense related to certain software modules for the six months ended June 30, 2001 was $88,000. The remaining software modules are expected to be ready for use in the first quarter of 2002.

Thousands of dollars	30 June 2001	31 December 2000

Internal development costs	$3,174	$2,859
Purchased software	599	599
Capitalized interest	456	270

Capitalized development cost	4,229	3,728
Software obtained from acquisition	630	630

Total	$4,859	$4,358

7.  BORROWINGS

    In May 2001, the Company finalized financing transactions with a major shareholder and with a Netherlands financial institution. The major shareholder made a direct loan of $500,000 which is repayable in full, along with accrued interest at 11%, on December 31, 2001. The Company also arranged a credit facility for the Company's wholly owned Netherlands operating subsidiary in the approximate amount of $1 million with a Netherlands financial institution. The credit facility provides for interest at approximately 8%, a maturity of December 31, 2001 and is secured by the accounts receivable of the Company's Netherlands operating subsidiary.

    Both of these financing transactions are guaranteed by the Company and by its Netherlands holding company and are also collateralized by all of the shares of stock of the Company's Netherlands operating company.

    These financing transactions also required the Company to obtain a commitment for an additional direct loan in the amount of $500,000 from another major shareholder. The Company obtained that commitment and completed that transaction in August 2001, as described in note 10 to the consolidated financial statements.

    These financing transactions provided a total of approximately $2.0 million funding for use in the general operations of the Company.

8.  GEOGRAPHICAL AND SEGMENT DATA

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

	Three Months Ended June 30		Six Months Ended June 30
Thousands of dollars	2001	2000	2001	2000

Net external sales:
North America	$4,866	$4,743	$8,608	$9,576
Europe	6,912	7,471	13,355	14,010
Asia	1,294	1,294	2,197	2,138

	$13,072	$13,508	$24,160	$25,724

Intercompany sales:
North America	$1,416	$1,539	$1,999	$2,448
Europe	864	1,073	1,731	2,900
Asia	1,421	1,427	2,554	2,688

	$3,701	$4,039	$6,284	$8,036

Income (loss) before income taxes:
North America	$43	$(45)	$(106)	$(282)
Europe	(1,066)	(809)	(1,603)	(1,130)
Asia	148	399	(112)	312

	$(875)	$(455)	$(1,821)	$(1,100)

9.  NON-STATUTORY STOCK OPTION PLAN

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

10.  SUBSEQUENT EVENTS

    In July 2001, ALPNET's Board approved an additional restructuring plan (the "July 2001 Plan") to implement further structural cost reductions. These actions are expected to result in employee separations of approximately 55 employees affecting all business functions and job classes. Costs of employee separations are expected to approximate $350,000. Employee separation benefits include severance, medical and other benefits and are payable according to relevant local law, which often provides for payments to be made over a number of months. Other exit costs are expected to approximate $50,000.

    In 1995, the Company issued 87,339 shares of series D Convertible Preferred Stock to a shareholder who is also a director. Each share of the series D Preferred Stock was convertible at the option of the holder into nine shares of the Company's Common Stock, had voting rights as if the shares were already converted, and featured a 10% non-cumulative dividend subject to the discretion of the Board of Directors. In July 2001, the shareholder elected to convert the 87,339 shares of series D Convertible Preferred Stock into 786,051 shares of Common Stock. With this conversion, there are no more shares of Preferred Stock outstanding.

    In August 2001, the Company finalized a direct loan with a major shareholder in the amount of $500,000 which is repayable in full, along with accrued interest at 11%, on December 31, 2001. This loan is guaranteed by the Company and is collateralized by all of the ownership interests in the Company's German subsidiaries.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto.

Forward Looking Statements

    The statements in this Quarterly Report on Form 10-Q that are not based on historical data are forward looking, including for example: information about future sales growth in various markets in future periods; expected changes in the levels of various expenses, including income taxes; the Company's plans for future investments in new services, or products; and financing plans and expectations.

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

    The Company was originally established to develop and market foreign language translation software, which included its invention of translation memory technology. ALPNET is regarded as a pioneer in the field of multilingual software development. The acquisition by the Company of several leading translation service providers in 1987 and 1988 established the Company's international presence and multilingual information services capabilities. The Company further expanded into foreign markets in 1994 through the formation of additional foreign subsidiaries and branches and in 1999 with the acquisition of subsidiaries in Germany and the Netherlands. As of June 30, 2001, the Company has wholly-owned foreign subsidiaries or branches in the following countries: Canada, United Kingdom, Republic of Ireland, Germany, Belgium, the Netherlands, Singapore, Korea, China, Thailand and Japan.

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

    During 1999 and 2000, the Company embarked on a strategic repositioning to evolve its service offering to include a full range of value-added multilingual information services and move up the services chain in the information creation, localization and information management process (the "InfoCycle™"). Consistent with this initiative, ALPNET has expanded its consultancy and systems integration services capabilities. The Company's technology development has been focused on enabling ALPNET to efficiently manage the InfoCycle™ process in support of its clients' global businesses through its modular ALPNETXchange™ system which is expected to automate the sales, project management, production workflow, supply chain and finance functions. Certain modules were implemented in 2000 and the remaining modules are expected to be ready for implementation in the first quarter of 2002. The Company is focusing on its distinctive service benefits and core competencies and on becoming the vendor of choice for new and existing clients to secure a greater portion of their multilingual information management services business.

    During the fourth quarter of 2000, the Company commenced implementation of certain strategic initiatives along with a restructuring plan as a result of limited capital resources, depressed capital market conditions and the Company's operating performance. The primary focus of these initiatives was to strengthen the Company's sales team worldwide; reduce costs by centralizing and consolidating production operations; reduce infrastructure and overhead; eliminate various unprofitable operations; and increase outsourcing of certain production activities. During the first quarter of 2001, the Company announced that it had substantially completed the implementation of these strategic initiatives and this restructuring plan.

    As a result of continuing difficult economic conditions and the related impact on the Company's operations, during July 2001 the Company commenced execution of an additional plan to implement further structural cost reductions. The focus of this plan is to further reduce operating costs and improve the Company's operating performance.

Results of Operations

    For the three months ended June 30, 2001, the Company reported a net loss of $950,000 compared to a net loss of $565,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, the Company reported a net loss of approximately $1.9 million compared to a net loss of approximately $1.3 million in the six months ended June 30, 2000.

Sales of Services

    Sales of services were approximately $13.1 million for the three months ended June 30, 2001 compared to approximately $13.5 million for the three months ended June 30, 2000. Sales of services were approximately $24.2 million for the six months ended June 30, 2001 compared to approximately $25.7 million for the six months ended June 30, 2000. Sales volume in the second quarter of 2001 was negatively impacted by general difficult economic conditions and market changes particularly affecting key US, Europe and Japan-based industries served by the Company. In addition, sales for the six months ended June 30, 2000 included approximately $1.4 million from operations disposed of or closed in connection with the Company's restructuring plan.

    The value of sales reported in US dollars has also been impacted by the effects of fluctuations in foreign currencies against the US dollar. Total sales for the three months and six months ended June 30, 2001 would have been approximately $667,000 and $1.3 million higher, respectively, if translated at the weighted average exchange rates for the respective periods of 2000. This is described in more detail in the section "Foreign Exchange Risk."

    Sales in North America were approximately $4.9 million for the three months ended June 30, 2001 compared to approximately $4.7 million in 2000, and were approximately $8.6 million for the six months ended June 30, 2001 compared with approximately $9.6 million in 2000 with sales in 2001 decreasing primarily due to delays in the commencement of certain new client projects and reduction in the scope of other projects.

    Sales in Europe were approximately $6.9 million for the three months ended June 30, 2001 compared to approximately $7.5 million in 2000, and were approximately $13.4 million for the six months ended June 30, 2001 compared with approximately $14.0 million in 2000. If translated at the weighted average exchange rates for the comparable periods in 2000, sales in Europe would have been approximately $7.4 million and $14.3 million for the three and six month periods ended June 30, 2001. A comparison of sales in Europe for the six months ended June 30, 2001 and 2000 is also affected by the closure and disposal of operations as discussed above.

    Sales in Asia were approximately $1.3 million for the three months ended June 30, 2001 compared to $1.3 million in 2000 and were approximately $2.2 million for the six months ended June 30, 2001 compared to $2.1 million in 2000.

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

Cost of Services Sold

    Cost of services as a percentage of sales fluctuates primarily as a result of the volume and nature of direct production costs, especially on large projects, and as a result of competition in the marketplace. The gross margin in the three months ended June 30, 2001 was 27.1% compared to 31.7% in 2000. The gross margin in the six months ended June 30, 2001 was 28.3% compared to 31.5% in 2000. The primary reasons for these gross margin decreases are reduced margins on certain large projects during the quarter and the Company's maintaining a relatively higher level of fixed direct production costs to sales in 2001 to position the Company to meet previously expected increased production commitments. Management expects competitive pricing pressures to continue in the Company's existing service lines. Management anticipates significant future cost savings and margin improvement resulting from the further structural cost reductions of the Company's operations arising from the implementation of its July 2001 Plan. Management also expects benefits from strengthening its sales force in key markets and the extended implementation of production and management technology in the Company's operating entities.

Other Costs and Expenses

    Sales and marketing expenses were approximately $1.4 million in the three months ended June 30, 2001 compared to $1.3 million in 2000 and approximately $2.5 million the six months ended June 30, 2001 compared to $2.3 million in 2000. The net increase in 2001 compared with 2000 relates primarily to the additional sales personnel and related costs in the U.S., Europe and Japan, less the elimination in 2001 of certain marketing expenses incurred in 2000.

    General and administrative costs were approximately $2.5 million in the three months ended June 30, 2001 compared to approximately $3.1 million in 2000 and approximately $5.1 million in the six months ended June 30, 2001 compared to approximately $6.1 million in 2000. This decrease reflects the reduction of overhead costs from the realignment and restructuring of the Company's operations as discussed previously.

    Development costs for the three months ended June 30, 2001 were $208,000 compared to $56,000 in 2000 and for the six months ended June 30, 2001 were $518,000 compared to $103,000 in 2000. This increase arises as amortization of the costs of certain modules of ALPNETXchange™ has commenced and certain development costs, previously capitalized in connection with the development of ALPNETXchange™ are now expensed as incurred.

    Goodwill amortization for the three months ended June 30, 2001 was $206,000 compared to $228,000 in 2000 and for the six months ended June 30, 2001 was $420,000 compared to $462,000 in 2000. This decrease in 2001 is partially the result of a lower goodwill cost base after certain goodwill was written off in the fourth quarter of 2000. The decrease is also due to lower foreign currency exchange rates applicable to goodwill amortization costs in the Company's foreign subsidiaries.

    Net interest expense was $101,000 in the three months ended June 30, 2001 compared to $76,000 in 2000 and was $207,000 in the six months ended June 30, 2001 compared to $221,000 in 2000. $74,000 and $186,000 respectively, of interest has been capitalized during the quarter and six months ended June 30, 2001 in connection with the development of ALPNETXchange™. Without the effect of capitalized interest, net interest expense for the first six months of 2001 would be higher than 2000 as a result of the cost of the increased level of debt funding.

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

    After the utilization of net operating loss carryforwards, income tax expense was $75,000 in the three months ended June 30, 2001 compared to $110,000 in 2000 and in the six months ended June 30, 2001 was $125,000 compared to $185,000 in 2000. Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization of net operating loss carryforwards in certain of these jurisdictions. The US parent company has a net operating loss carryforward for US Federal and State income tax purposes.

    Due to prior years' operating losses, the Company and certain of its subsidiaries have net operating loss carryforwards available to offset future taxable income in the various countries in which the Company operates. The levels of net operating losses available to offset future taxable income are generally much lower for the new offices opened in recent years.

    Substantially all of the Company's deferred tax assets at June 30, 2001 and December 31, 2000 were comprised of net operating loss carryforwards for which the Company has provided valuation allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards exist, and the specific rules and regulations governing the utilization of such losses, including the dates by which the losses must be used.

Liquidity and Sources of Capital

    The Company had a negative cash flow from operations of approximately $2.3 million in the six months ended June 30, 2001 compared to a positive cash flow from operations of $144,000 in the six months ended June 30, 2000. Included in cash flow used in operations during 2001 was approximately $692,000 related to the November 2000 restructuring and realignment plan of the Company. Management expects to return to profitable operations and positive cash flow during the last half of 2001 as a result of the expected increasing levels of sales from the Company's investment in additional sales resources in the US, Europe and Japan, and the expected future cost reduction effect of both the November 2000 Plan that the Company has implemented and the July 2001 Plan that the Company will implement in the third quarter of 2001.

    For the six months ended June 30, 2001 and 2000, investing activities of approximately $1.0 million and $1.6 million, respectively, consisted primarily of investments in ALPNETXchange™ and related equipment. Capitalized software development costs for 2001, including interest, approximate $501,000 as compared to $1.5 million in 2000. The decrease in capitalized software costs in 2001 as compared to 2000 is consistent with the Company's reduced level of spending as part of its restructuring plans. In addition to its investment in ALPNETXchange™, the Company also invested in other equipment to maintain and upgrade its production capabilities.

    Financing activities for the six months ended June 30, 2001 resulted in a net increase in cash in the approximate amount of $1.0 million including a net increase in credit facilities with banks and a short-term loan from a related party, less payments on long-term capital lease obligations. Financing activities for the six months ended June 30, 2000 increased cash in the approximate net amount of $1.6 million including a net reduction in credit facilities with banks, proceeds from the issuance of convertible, unsecured notes, principal payments on long-term equipment financing obligations and proceeds from the exercise of employee stock options.

    At June 30, 2001, the Company's cash and cash equivalents were approximately $771,000, which represents a decrease of approximately $2.6 million during 2001. During the six months ended June 30, 2001, cash resources were used to partially fund the realignment and restructuring of the Company's operations and to strengthen its sales force in the US, Europe and Japan. At June 30, 2001, the Company had negative working capital of approximately $2.3 million, compared to negative working capital of approximately $200,000 at December 31, 2000. This calculation of negative working capital includes approximately $4.1 million of credit facilities with banks which have scheduled renewal dates within one year. Management expects these credit facilities to be renewed as discussed below.

    The Company's primary working capital requirements relate to the funding of accounts receivable and work-in-process on large projects. The Company funds some of its working capital needs through credit facilities with financial institutions in the US, Canada, the UK, Germany, the Netherlands and Singapore. Most of the Company's credit facilities are secured by accounts receivable and other assets of the Company's subsidiaries and by guarantees of the Company. As of June 30, 2001, the Company had unused amounts under these credit facilities of approximately $790,000. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as those that currently exist. In addition, the Company expects to be able to increase the maximum amounts that can be borrowed under certain of the credit facilities. Some of the financial institutions, which have loaned funds to the Company's subsidiaries under the credit facilities referred to above, have placed certain limits on the flow of cash outside the respective countries. Such limitations have not been an undue burden to the Company in the past, nor are they expected to be unduly burdensome in the foreseeable future.

    In May 2001, the Company finalized financing transactions with a major shareholder and with a Netherlands financial institution as discussed in note 7 to the unaudited consolidated interim financial statements. In August 2001, the Company also finalized an additional direct loan with another major shareholder, as discussed in note 10 to the unaudited consolidated interim financial statements. These financing transactions have provided a total of approximately $2.0 million of funding for use in the general operations of the Company. Management also believes that it has other available sources of funding that can be obtained in amounts and on terms acceptable to the Company and sufficient to enable the Company to be able to fund its working capital needs, meet its scheduled debt repayments and satisfy future operational and development costs.

    Inflation has not been a significant factor in the Company's operations. Competition, however, has been and is expected to remain a major factor. To the extent permitted by competition and general economic and market conditions, the Company will pass on increased costs from inflation and operations to clients by increasing prices.

    On June 28, 2001, the Company was informed by Nasdaq® that the Company's common stock had failed to regain compliance with the Nasdaq SmallCap MarketSM rule requiring that the bid price of the Company's common stock be at least $1.00 for a minimum of 10 consecutive trading days prior to June 27, 2001, and was subject to being delisted from the SmallCap Market. The Company has requested an oral hearing to appeal the decision of Nasdaq® staff to delist and a hearing has been granted and scheduled for August 16, 2001. The request for appeal has stayed the delisting of the Company's common stock pending the decision of the Nasdaq Listing Qualifications Panel. The Company intends to take such actions as it deems necessary and prudent to meet the listing requirements of The Nasdaq SmallCap MarketSM. If the Company's common stock is delisted from The Nasdaq SmallCap MarketSM, this may have an adverse effect on the market liquidity for the Company's common stock. If delisting occurs, the Company will immediately request that all market makers in the Company's common stock who are eligible register to quote its common stock on the OTC Bulletin Board® (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (OTC) securities.

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

    Fluctuations against the US dollar can produce significant differences in the reported value of sales and expenses. The following table shows a comparison of sales of services in each of the Company's significant geographic segments for the six months ended June 30, 2001 and 2000, along with the effect of foreign currency exchange rate fluctuations on sales between periods.

			Increase (Decrease) Sales of Services due to
	Six Months Ended June 30				Total Increase (Decrease)
			Sales Volume	Currency Fluctuations
Thousands of dollars	2001	2000

North America	$8,608	$9,576	$(762)	$(206)	$(968)
Europe	13,355	14,010	295	(950)	(655)
Asia	2,197	2,138	231	(172)	59

Total Sales	$24,160	$25,724	$(236)	$(1,328)	$(1,564)

    The sales mix of the Company's operations and the effect of foreign currency exchange rate fluctuations on costs and expenses generally mitigate the impact on consolidated net income (loss). However, the negative impact of foreign currency fluctuations reduced the loss for the six months ended June 30, 2001 by approximately $240,000. For sales in the US which are produced outside of the US, any weakening of the US dollar against a particular country's currency reduces the amount of net income reported in US dollars. Conversely, the same weakening of the US dollar generates an offsetting increase in the dollar value of profits arising from sales within that country. This natural currency effect reduces the net foreign exchange risk to the Company. Any weakening of the US dollar that negatively impacts a foreign operation's trading profit will similarly reduce the dollar value of any overhead expense located in that country. The sales mix and currency trends are monitored on an ongoing basis to identify any changes that might significantly affect the Company's net results.

    The translation of foreign denominated assets and liabilities at period-end exchange rates results in an unrealized foreign currency translation adjustment recorded as a separate component of shareholders' equity and reported as other comprehensive income. The negative impact of foreign currency adjustment to shareholders' equity for the six months ended June 30, 2001 was $1.2 million. As of June 30, 2001, the cumulative net effect to the Company of the equity adjustment from movements in foreign currency exchange rates was a reduction of approximately $5.3 million in shareholders' equity. A significant portion of the cumulative foreign currency adjustment relates to changes in the carrying value of goodwill, which is partly denominated in foreign currencies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPNET, Inc. Registrant
Date: 14 August 2001	/s/ MICHAEL F. EICHNER Michael F. Eichner Acting CEO Chairman of the Board of Directors
Date: 14 August 2001	/s/ JOHN W. WITTWER John W. Wittwer Vice President Finance and CFO

QuickLinks

  Notes to Consolidated Financial Statements (Unaudited)
  1. BASIS OF PRESENTATION
  2. COMPREHENSIVE INCOME
  3. LOSS PER SHARE
  4. INCOME TAXES
  5. RESTRUCTURING AND RELATED ACTIVITIES
  6. SOFTWARE
  7. BORROWINGS
  8. GEOGRAPHICAL AND SEGMENT DATA
  9. NON-STATUTORY STOCK OPTION PLAN
  10. SUBSEQUENT EVENTS
  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SIGNATURES