Form 10-Q
period 2001-09-30
ALPNET INC
filed 2001-11-14
CIK 712425

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2001.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X            No

The number of shares outstanding of the registrant's no par value Common Stock as of October 31, 2001 was 32,519,558.

INDEX

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited):
Consolidated Statements of Operations—Three months ended September 30, 2001 and 2000 and nine months ended September 30, 2001 and 2000
Consolidated Balance Sheets—September 30, 2001 and December 31, 2000
Consolidated Statements of Cash Flows—Nine months ended September 30, 2001 and 2000
Notes to Consolidated Financial Statements—September 30, 2001
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Thousands of dollars (except per share data)
	2001	2000	2001	2000

Sales of services	$10,841	$13,191	$35,001	$38,915
Cost of services sold	7,744	8,956	25,055	26,574

Gross profit	3,097	4,235	9,946	12,341
Operating expenses:
Sales and marketing expenses	1,233	1,387	3,699	3,676
General and administrative	2,545	3,060	7,604	9,191
Development costs	382	66	900	169
Amortization of goodwill	214	218	634	680
Restructuring and related activities, net	32		32

Total operating expenses	4,406	4,731	12,869	13,716

Operating loss	(1,309)	(496)	(2,923)	(1,375)
Interest expense, net	131	32	338	253

Loss before income taxes	(1,440)	(528)	(3,261)	(1,628)
Income taxes	142	159	267	344

Net loss	$(1,582)	$(687)	$(3,528)	$(1,972)

Net loss per share—basic	$(.049)	$(.023)	$(.110)	$(.069)

Net loss per share—assuming dilution	$(.049)	$(.023)	$(.110)	$(.069)

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

Thousands of dollars	September 30 2001	December 31 2000

Assets
Current assets:
Cash and cash equivalents	$563	$3,377
Trade accounts receivable, less allowances of $256 in 2001 and $724 in 2000	8,664	7,909
Work-in-process	2,331	2,775
Prepaid expenses and other	921	1,035

Total current assets	12,479	15,096
Property, equipment and leasehold improvements:
Office facilities and leasehold improvements	468	395
Equipment	6,979	6,818
Software	5,065	4,358

	12,512	11,571
Less accumulated depreciation and amortization	4,310	3,677

Net property, equipment and leasehold improvements	8,202	7,894
Other assets:
Goodwill, less accumulated amortization of $5,547 in 2001 and $5,597 in 2000	7,861	8,751
Other	365	271

Total other assets	8,226	9,022

Total assets	$28,907	$32,012

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)—continued

Thousands of dollars and shares	September 30 2001	December 31 2000

Liabilities and shareholders' equity
Current liabilities:
Credit facilities with banks	$4,820	$3,367
Accounts payable	5,051	4,595
Accrued payroll and related benefits	1,391	1,743
Accrued restructuring and related activities	469	1,820
Other accrued expenses	1,998	2,207
Income taxes payable	874	734
Current portion of related party debt	1,137
Current portion of capital lease obligations	607	770
Current portion of long-term debt	363	71

Total current liabilities	16,710	15,307
Related party debt, less current portion	273	462
Capital lease obligations, less current portion	689	514
Long-term debt, less current portion	3,131	3,408
Commitments and contingencies
Shareholders' equity:
Convertible Preferred Stock, no par value; authorized 4,000 shares; issued and outstanding 0 shares in 2001 and 87 shares in 2000		242
Common Stock, no par value; authorized 100,000 shares; issued and outstanding 32,520 shares in 2001 and 31,712 shares in 2000	56,671	56,393
Accumulated deficit	(43,822)	(40,294)
Accumulated other comprehensive income	(4,745)	(4,020)

Total shareholders' equity	8,104	12,321

Total liabilities and shareholders' equity	$28,907	$32,012

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
Thousands of dollars	2001	2000

Operating activities:
Net loss	$(3,528)	$(1,972)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	817	771
Amortization of goodwill	634	680
Other	91	82
Changes in operating assets and liabilities:
Trade accounts receivable	(947)	179
Accounts payable and accrued expenses	608	1,793
Work-in-process	349	(328)
Income tax payable	131	(359)
Prepaid expense and other	202	(966)
Accrued restructuring and related activities	(1,383)

Net cash used in operating activities	(3,026)	(120)
Investing activities:
Purchase of property, equipment and leasehold improvements	(690)	(487)
Capitalized development costs	(707)	(2,915)

Net cash used in investing activities	(1,397)	(3,402)
Financing activities:
Proceeds from (payments on) credit facilities with banks, net	1,488	(1,256)
Proceeds from long-term debt		2,006
Principal payments on capital lease obligations and long-term debt	(571)	(763)
Proceeds from (payments on) notes to related parties, net	983	(740)
Net proceeds from sale of common stock		5,825
Proceeds from exercise of stock options		1,111

Net cash provided by financing activities	1,900	6,183
Effect of exchange rate changes on cash	(291)	514

Net increase (decrease) in cash and cash equivalents	(2,814)	3,175
Cash and cash equivalents at beginning of period	3,377	1,338

Cash and cash equivalents at end of period	$563	$4,513

Supplemental schedule of non-cash investing and financing activities:
Equipment purchased under capital lease obligations	$568	$1,592

See accompanying notes.

ALPNET, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2001

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

2.  COMPREHENSIVE INCOME

    The Company presents comprehensive income in the statement of shareholders' equity. Accumulated other comprehensive income on the balance sheet is comprised entirely of accumulated foreign currency translation adjustments. Comprehensive loss was $1.1 million and $870,000 for the three months ended September 30, 2001 and 2000 and was $4.3 million and $2.4 million for the nine months ended September 30, 2001 and 2000.

3.  LOSS PER SHARE

    Net loss per share—basic is computed by dividing the net loss for each period presented by the weighted average number of common shares outstanding during the accounting period. Net loss per share-assuming dilution excludes the total number of shares for convertible preferred stock, employee stock options, warrants and convertible notes since they would have been antidilutive because the Company had a net loss in the three and six month periods presented. The number of shares excluded was approximately 5,409,000 as of September 30, 2001 and 6,489,000 as of September 30, 2000.

    The following table sets forth the computation of basic and diluted loss per share.

	Three Months Ended September 30		Nine Months Ended September 30
Thousands of dollars and shares, except Loss per share
	2001	2000	2001	2000

Numerator:
Numerator for basic and diluted earnings per share—net loss	$(1,582)	$(687)	$(3,528)	$(1,972)

Denominator:
Denominator for basic loss per share: weighted-average shares	32,434	29,838	31,966	28,554
Effect of dilutive securities:
Convertible preferred stock	—	—	—	—
Employee stock options	—	—	—	—

Dilutive potential common shares	—	—	—	—

Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	32,434	29,838	31,966	28,554

Net loss per share—basic	$(.049)	$(.023)	$(.110)	$(.069)

Net loss per share—assuming dilution	$(.049)	$(.023)	$(.110)	$(.069)

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

    In July 2001, ALPNET's Board approved an additional restructuring plan (the "July 2001 Plan") to implement further structural cost reductions across the Company. Restructuring and other related charges of approximately $451,000 were expensed in the three months ended September 30, 2001. These charges comprised of approximately $401,000 of severance costs and $50,000 of other exit costs related to 8 employees in North America, 9 employees in Europe and 17 employees in Asia affecting all business functions and job classes. Employee separation benefits include severance, medical and other benefits and are payable according to relevant local law, which often provides for payments to be made over a number of months.

    During 2001, ALPNET substantially completed all of the actions contemplated under the restructuring plans undertaken in the November 2000 Plan and the July 2001 Plan. In September 2001, ALPNET reversed excess accruals of approximately $419,000 for employee separations, lease cancellations and other exit costs related to the November 2000 Plan. Management was able to negotiate more favorable settlements of restructuring obligations than the amounts accrued. Accrued costs under both plans at September 30, 2001 include amounts for actions that have already been taken but for which expenditures have not yet been paid.

    An analysis of accrued costs and amounts charged against the restructuring and related activities follows:

Thousands of dollars (except employee no.'s)	No. of Employees	Employee Separation Expenses	Lease Cancellation	Other Exit Costs	Total

November 2000 Plan
Total	63	$1,150	$363	$1,503	$3,016
Paid prior to December 31, 2000	15	40			40
Non cash charges				1,156	1,156

Outstanding as of December 31, 2000	48	1,110	363	347	1,820
Payments and adjustments in 2001	46	1,006	320	257	1,583

Outstanding as of September 30, 2001	2	$104	$43	$90	$237

July 2001 Plan
Total	34	$401	$0	$50	$451
Payments in 2001	22	219			219

Outstanding as of September 30, 2001	12	$182	$0	$50	$232

Aggregate Total Outstanding as of September 30, 2001	14	$286	$43	$140	$469

    Employee separation expenses will all be paid in 2001. Amounts related to lease cancellation costs will be paid over the respective remaining lease terms and other exit costs will be substantially paid in 2001.

6.  SOFTWARE

    As of December 31, 2000, the Company had capitalized certain costs totaling approximately $4.4 million in connection with acquired software, purchased software and developed software for internal use. During the nine months ended September 30, 2001, the Company has capitalized an additional $707,000 of development costs. Amortization expense related to certain software modules for the nine months ended September 30, 2001 was $133,000. The remaining software modules are expected to be ready for use in the first quarter of 2002.

Thousands of dollars	30 September 2001	31 December 2000

Internal development costs	$3,259	$2,859
Purchased software	661	599
Capitalized interest	515	270

Capitalized development costs	4,435	3,728
Software obtained from acquisition	630	630

Total	$5,065	$4,358

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

    In August 2001, the Company finalized a direct loan with a second major shareholder in the amount of $500,000 which is repayable in full, along with accrued interest at 11%, on December 31, 2001. This loan is guaranteed by the Company and is collateralized by all of the ownership interests in the Company's German subsidiaries.

    These financing transactions provided a total of approximately $2.0 million funding for use in the general operations of the Company.

8.  CAPITAL STOCK

    In 1995, the Company issued 87,339 shares of series D Convertible Preferred Stock to a shareholder who is also a director. Each share of the series D Preferred Stock was convertible at the option of the holder into nine shares of the Company's Common Stock, had voting rights as if the shares were already converted, and featured a 10% non-cumulative dividend subject to the discretion of the Board of Directors. In July 2001, the shareholder elected to convert the 87,339 shares of series D Convertible Preferred Stock into 786,051 shares of Common Stock. With this conversion, there are no more shares of Preferred Stock outstanding, as of September 30, 2001.

9.  GEOGRAPHICAL AND SEGMENT DATA

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

	Three Months Ended September 30		Nine Months Ended September 30
Thousands of dollars	2001	2000	2001	2000

Net external sales:
North America	$4,236	$4,704	$12,844	$14,280
Europe	5,926	7,395	19,281	21,405
Asia	679	1,092	2,876	3,230

	$10,841	$13,191	$35,001	$38,915

Intercompany sales:
North America	$1,264	$1,420	$3,263	$3,868
Europe	623	2,107	2,354	5,007
Asia	1,220	1,587	3,774	4,275

	$3,107	$5,114	$9,391	$13,150

Income (loss) before income taxes:
North America	$(75)	$(438)	$(181)	$(720)
Europe	(956)	(273)	(2,559)	(1,403)
Asia	(409)	183	(521)	495

	$(1,440)	$(528)	$(3,261)	$(1,628)

10.  NON-STATUTORY STOCK OPTION PLAN

    During February 2001, the Company implemented a program under its non-statutory stock option plan whereby employees could voluntarily elect to terminate all or a portion of their current stock option grant(s). Options for 579,120 shares were terminated by employees participating in the program. On September 21, 2001, the Company granted new non-statutory stock options for 528,120 shares under this program with exercise prices at the then fair market value of the underlying common stock.

11.  RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 is required to be adopted for all fiscal years beginning after December 15, 2001. The Company is continuing to evaluate the impact of this statement on its financial statements.

12.  SUBSEQUENT EVENTS

    On July 7, 2000, the Company completed a private equity financing of $6.5 million of the Company's common stock with a group of investors. The financing agreement includes certain anti-dilution provisions. The net proceeds from the transaction were approximately $5.8 million. The private placement consisted of approximately 2.9 million shares of Common Stock.

    The covenants of the financing agreement require the Company to maintain the listing of its shares on the Nasdaq SmallCap MarketSM or pay as liquidated damages 2% per month of the purchase price originally paid on those shares still held by the investors. This amount is required to be paid in cash or shares at the option of the investor.

    On June 28, 2001, the Company was informed by Nasdaq® that the Company's common stock had failed to regain compliance with the Nasdaq SmallCap MarketSM rule requiring that the bid price of the Company's common stock be at least $1.00 for a minimum of 10 consecutive trading days prior to June 27, 2001, and was subject to being delisted from the SmallCap Market. The Company requested and participated in an oral hearing on August 16, 2001 to appeal the decision of Nasdaq® staff to delist. On September 10, 2001, the Company announced that the Company's appeal for continued listing on the Nasdaq SmallCap MarketSM had been denied due to the Company's inability to meet the minimum bid price requirements.

    The Company determined that its stock was immediately eligible to trade on the OTC Bulletin Board® (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (OTC) securities. As a result, the investors made demand to the Company for payment of liquidated damages under the financing agreement. The investors subsequently withdrew this demand pending further negotiations.

    Management is currently negotiating with the investors in an effort to avoid payment of liquidated damages as a result of the delisting from the Nasdaq SmallCap MarketSM and to mitigate the potential negative impact of the anti-dilution rights included in the financing agreement.

    On October 15, 2001, the Company was not in compliance with certain financial covenants under its credit facility agreement with its US bank. The Company is currently in the process of resolving the covenant violations.

    On November 13, 2001, the Company finalized a financing transaction with Arctic, Inc., a private Utah corporation. The direct loan for up to $2 million is repayable in full, along with accrued interest at 8%, on May 13, 2002. The Company has received $1 million and up to an additional $1 million may be loaned in the future at the sole discretion of the Lender. This loan is secured by the Company's stock in its Canadian subsidiary and upon funding of the second $1 million, certain proprietary software.

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

    Forward-looking statements involve numerous known and unknown risks and uncertainties that could cause actual results to be materially different from estimated or expected results. Such risks and uncertainties include, among others, adequate funding for and effective implementation of the Company's current business plan, fluctuating foreign currency exchange rates, fluctuating gross margins, changing levels of demand for the Company's services, the effect of constantly changing general business, economic and political conditions in all of the various countries in which the Company has operations, the impact of competitive services and pricing, uncertainties caused by clients (including the timing of projects and changes in the scope of services requested) and other risks and uncertainties that may be disclosed from time to time in future public statements or in documents filed with the Securities and Exchange Commission. As a result, no assurance can be given as to future operating results.

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

    The Company was originally established to develop and market foreign language translation software, which included its invention of translation memory technology. ALPNET is regarded as a pioneer in the field of multilingual software development. The acquisition by the Company of several leading translation service providers in 1987 and 1988 established the Company's international presence and multilingual information services capabilities. The Company further expanded into foreign markets in 1994 through the formation of additional foreign subsidiaries and branches and in 1999 with the acquisition of subsidiaries in Germany and the Netherlands. As of September 30, 2001, the Company has wholly-owned foreign subsidiaries or branches in the following countries: Canada, United Kingdom, Republic of Ireland, Germany, Belgium, the Netherlands, Sweden, Singapore, Korea, China, Thailand and Japan.

    The globalization of business and rapid growth of the Internet has intensified the need for companies to implement effective multilingual information strategies to support their Internet and eCommerce business models as well as their traditional business models. Product life cycles and time-to-market requirements continue to shorten in many industries and businesses need to manage information in accelerated time frames while reducing multilingual information costs. The Company's 21-year history has provided it with substantial experience in managing linguistic resources spanning people, linguistic data and technology which enable it to meet the globalization requirements of such companies.

    During 1999 and 2000, the Company embarked on a strategic repositioning to evolve its service offering to include a full range of value-added multilingual information services and move up the services chain in the information creation, localization and information management process (the "InfoCycle™"). Consistent with this initiative, ALPNET expanded its consultancy and systems integration services capabilities. The Company's technology development has been focused on enabling ALPNET to efficiently manage the InfoCycle™ process in support of its clients' global businesses through its modular ALPNETXchange™ system which is expected to automate the sales, project management, production workflow, supply chain and finance functions. Certain modules were implemented in 2000 and 2001 and the remaining modules are expected to be ready for implementation in the first quarter of 2002. The Company is focusing on its distinctive service benefits and core competencies and on becoming the vendor of choice for new and existing clients to secure a greater portion of their multilingual information management services business.

    In November 2000, the Company commenced implementation of certain strategic initiatives along with a restructuring plan (the "November 2000 Plan") as a result of limited capital resources, depressed capital market conditions and the Company's operating performance. The primary focus of these initiatives was to strengthen the Company's sales team worldwide; reduce costs by centralizing and consolidating production operations; reduce infrastructure and overhead; eliminate various unprofitable operations; and increase outsourcing of certain production activities. During the first quarter of 2001, the Company announced that it had substantially completed the implementation of these strategic initiatives and this restructuring plan.

    As a result of continuing difficult economic conditions and the related impact on the Company's operations, during July 2001 the Company commenced execution of an additional restructuring plan (the "July 2001 Plan") to implement further structural cost reductions. The focus of this plan was to further reduce operating costs and improve the Company's operating performance. The implementation of this plan was completed in October 2001.

Results of Operations

    For the three months ended September 30, 2001, the Company reported a net loss of $1.6 million compared to a net loss of $687,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, the Company reported a net loss of approximately $3.5 million compared to a net loss of approximately $2.0 million in the nine months ended September 30, 2000.

Sales of Services

    Sales of services were approximately $10.8 million for the three months ended September 30, 2001 compared to approximately $13.2 million for the three months ended September 30, 2000. Sales of services were approximately $35.0 million for the nine months ended September 30, 2001 compared to approximately $38.9 million for the nine months ended September 30, 2000. Sales volume in the third quarter of 2001 was negatively impacted by general difficult economic conditions and market changes particularly affecting key US, Europe and Japan-based industries served by the Company. In addition, sales for the nine months ended September 30, 2000 included approximately $2.0 million from operations disposed of or closed in connection with the Company's November 2000 restructuring plan.

    The value of sales reported in US dollars has also been impacted by the effects of fluctuations in foreign currencies against the US dollar. Total sales for the three months and nine months ended September 30, 2001 would have been approximately $92,000 and $1.4 million higher, respectively, if translated at the weighted average exchange rates for the respective periods of 2000. This is described in more detail in the section "Foreign Exchange Risk."

    Sales in North America were approximately $4.2 million for the three months ended September 30, 2001 compared to approximately $4.7 million in 2000, and were approximately $12.8 million for the nine months ended September 30, 2001 compared with approximately $14.3 million in 2000 with sales in 2001 decreasing primarily due to a significantly lower level of new projects awarded, delays in the commencement of certain new client projects and reduction in the scope of other projects.

    Sales in Europe were approximately $5.9 million for the three months ended September 30, 2001 compared to approximately $7.4 million in 2000, and were approximately $19.3 million for the nine months ended September 30, 2001 compared with approximately $21.4 million in 2000. If translated at the weighted average exchange rates for the comparable periods in 2000, sales in Europe would have been approximately $5.9 million and $20.2 million for the three and nine-month periods ended September 30, 2001. A comparison of sales in Europe for the nine months ended September 30, 2001 and 2000 is also affected by the closure and disposal of operations as discussed above.

    Sales in Asia were approximately $679,000 for the three months ended September 30, 2001 compared to $1.1 million in 2000 and were approximately $2.9 million for the nine months ended September 30, 2001 compared to $3.2 million in 2000. These decreases were due equally to exchange rate decreases and lower levels of sales of new projects.

    In the fourth quarter of 2000, management significantly expanded its sales teams in the U.S., Europe and Japan to increase the Company's share of these markets. However, difficult economic conditions and negative market changes resulting from the global economy slowdown have hindered the Company's ability to make new sales and sustain previous sales levels. As a result, the Company reduced the number of its US, European and Japan-based sales personnel by 5 persons in the three-month period ended September 30, 2001.

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

Cost of Services Sold

    Cost of services as a percentage of sales fluctuates primarily as a result of the volume and nature of direct production costs, especially on large projects, and as a result of competition in the marketplace. The gross margin in the three months ended September 30, 2001 was 28.6% compared to 32.1% in 2000. The gross margin in the nine months ended September 30, 2001 was 28.4% compared to 31.7% in 2000. The primary reasons for these gross margin decreases are reduced margins on certain large projects during the nine months ended September 30, 2001 and the Company's maintaining a relatively higher level of fixed direct production costs to sales in 2001 to position the Company to meet previously expected increased production commitments. Management expects competitive pricing pressures to continue in the Company's existing service lines. Management also anticipates significant future cost savings and margin improvement resulting from the further structural cost reductions of the Company's operations arising from the implementation of its July 2001 Plan and subsequent cost reduction activities. However, world economic conditions are expected to continue to have a negative effect on sales as well as margins.

Other Costs and Expenses

    Sales and marketing expenses were approximately $1.2 million in the three months ended September 30, 2001 compared to $1.4 million in 2000 and approximately $3.7 million the nine months ended September 30, 2001 compared to $3.7 million in 2000. There has been an increase in 2001 compared with 2000 due to the additional sales personnel and related costs in the U.S., Europe and

Japan; however, this has been offset by the elimination in 2001 of certain marketing expenses incurred in 2000.

    General and administrative costs were approximately $2.5 million in the three months ended September 30, 2001 compared to approximately $3.1 million in 2000 and approximately $7.6 million in the nine months ended September 30, 2001 compared to approximately $9.2 million in 2000. These decreases reflect the reduction of overhead costs from the realignment and restructuring of the Company's operations as discussed previously.

    Development costs for the three months ended September 30, 2001 were $382,000 compared to $66,000 in 2000 and for the nine months ended September 30, 2001 were $900,000 compared to $169,000 in 2000. This increase arises as amortization of the costs of certain modules of ALPNETXchange™ has commenced and certain development costs, previously capitalized in connection with the development of ALPNETXchange™, are now expensed as incurred.

    Goodwill amortization for the three months ended September 30, 2001 was $214,000 compared to $218,000 in 2000 and for the nine months ended September 30, 2001 was $634,0000 compared to $680,000 in 2000. This decrease in 2001 is partially the result of a lower goodwill cost base after certain goodwill was written off in the fourth quarter of 2000. The decrease is also due to lower foreign currency exchange rates applicable to goodwill amortization costs in the Company's foreign subsidiaries.

    Restructuring and related activities for the three and nine months ended September 30, 2001 reflect a net expense of approximately $32,000. This is the result of the Company making a provision of approximately $451,000 for costs related to the Company's July 2001 restructuring plan and the September 2001 reversal of excess accruals of approximately $419,000 related to the Company's November 2000 restructuring plan.

    Net interest expense was $131,000 in the three months ended September 30, 2001 compared to $32,000 in 2000 and was $338,000 in the nine months ended September 30, 2001 compared to $253,000 in 2000. $59,000 and $245,000 respectively, of interest have been capitalized during the three months and nine months ended September 30, 2001 in connection with the development of ALPNETXchange™. Without the effect of capitalized interest, net interest expense for the first nine months of 2001 would be higher than 2000 as a result of the cost of the increased level of debt funding.

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

    After the utilization of net operating loss carryforwards, income tax expense was $142,000 in the three months ended September 30, 2001 compared to $159,000 in 2000 and in the nine months ended September 30, 2001 was $267,000 compared to $344,000 in 2000. Fluctuations in the amount of income taxes arise primarily from the varying combinations of income and losses of the Company's subsidiaries in the various domestic and foreign tax jurisdictions, including the utilization of net operating loss carryforwards in certain of these jurisdictions. The US parent company has a net operating loss carryforward for US Federal and State income tax purposes.

    Due to prior years' operating losses, the Company and certain of its subsidiaries have net operating loss carryforwards available to offset future taxable income in the various countries in which the Company operates. The levels of net operating losses available to offset future taxable income are generally much lower for the offices opened in recent years.

    Substantially all of the Company's deferred tax assets at September 30, 2001 and December 31, 2000 were comprised of net operating loss carryforwards for which the Company has provided valuation allowances. The ability of the Company to utilize these loss carryforwards in the future is dependent on profitable operations in the various countries in which loss carryforwards exist, and the specific rules and regulations governing the utilization of such losses, including the dates by which the losses must be used.

Liquidity and Sources of Capital

    The Company is facing a significant and continued deterioration in its financial condition. In the fourth quarter of 2001, the following debts become due:

  1.
  A $314,000 reduction required in the credit facility with a US bank based upon the level of US accounts receivable at September 30, 2001, which was due on October 15, 2001.

  2.
  A $500,000 loan from a major shareholder together with 11% per annum interest due on December 31, 2001.

  3.
  A $1,000,000 credit facility with a Netherlands financial institution with 8% per annum interest du e on December 31, 2001.

  4.
  A $500,000 loan from another major shareholder together with 11% per annum interest due on December 31, 2001.

    The Company does not currently have sufficient funds available to repay such debts. The Company is actively pursuing various strategies to avoid default under such debts as they become due, including renegotiation of the terms of the debt and potential infusion of cash from investors. The Company cannot assure that such strategies will be successful. Failure to repay such debts as they become due could cause loss of significant pledged assets and cause other credit arrangements to go into default. In addition, the Company will continue to require additional cash funding to sustain its operations in 2002. Current world economic conditions continue to have a negative effect on sales and margins.

    The Company had a negative cash flow from operations of approximately $3.0 million in the nine months ended September 30, 2001 compared to a negative cash flow from operations of $120,000 in the nine months ended September 30, 2000. Included in cash flow used in operations during 2001 was approximately $1.2 million related to the November 2000 restructuring plan of the Company, and $219,000 related to the July 2001 restructuring plan.

    The Company's current clients and key US, Europe and Japan-based industries that were expected to be the source of new sales, have experienced general difficult economic conditions and negative market changes. The global economy slowdown is having a significant effect on the localization sector. Sales levels for the three and nine months ended September 30, 2001 have not been sufficient to allow the Company to return to profitable operations following implementation of its November 2000 Plan and its July 2001 Plan. The terrorist activities in the US on September 11, 2001 and thereafter have had a further negative affect on the Company's clients and prospects and have hindered the Company's ability to increase sales. The Company's investment in additional sales resources in the fourth quarter of 2000 and the first quarter of 2001 has not produced a sufficient level of new sales or sustained prior sales levels. As a result, the Company reduced the number of its US, European and Japan-based sales personnel by 5 persons in the three months ended September 30, 2001.

    The Company's working capital is under significant pressure, with all credit facilities with banks substantially utilized. Management determined in September of 2001 that the Company requires a short-term cash infusion of approximately $2 million to cover operational requirements and financial commitments in the fourth quarter and access to additional funding for operations in 2002. Management is taking action to further reduce operating costs where possible to conserve cash resources.

    On September 25, 2001, the Company announced that it had received an unsolicited offer to purchase a material interest in the Company, which if accepted would result in a change of control of the Company. The Company also announced that it had retained the investment banking firm of D.A. Davidson & Co. to assist the Board of Directors in evaluation of this offer and possible alternatives. Neither the unsolicited offer nor subsequent efforts by the Company or its investment bankers have resulted in a binding agreement for the purchase of a material equity interest or other investment in the Company.

    Management has determined that it is necessary for ALPNET to find an acceptable immediate transaction that will strengthen the Company's financial position or provide additional financing in order to have sufficient funding to meet its working capital needs, meet its scheduled debt repayments and satisfy future operational and development costs in 2002. Accordingly, the Company is actively pursuing transactions that will allow the Company to remedy its serious financial condition. There is no assurance a transaction can be consummated on terms acceptable to the Company or in the time frame necessary to allow the Company to meet its scheduled obligations.

    On November 12, 2001, the Company finalized a financing transaction with Arctic, Inc., a private Utah Corporation. The direct loan for $2 million is repayable in full, along with accrued interest at 8%, on May 12, 2002. The loan is secured by the Company's stock in its Canadian subsidiary and certain proprietary software.

    For the nine months ended September 30, 2001 and 2000, investing activities of approximately $1.4 million and $3.4 million, respectively, consisted primarily of investments in ALPNETXchange™ and related equipment. Capitalized development costs for 2001, including interest, approximate $707,000 as compared to $2.9 million in 2000. The decrease in capitalized software costs in 2001 as compared to 2000 is consistent with the Company's reduced level of spending as part of its restructuring plans. In addition to its investment in ALPNETXchange™, the Company also invested in other equipment to maintain and upgrade its production capabilities.

    Financing activities for the nine months ended September 30, 2001 resulted in a net increase in cash in the approximate amount of $1.9 million including a net increase in credit facilities with banks and short-term loans from two related parties, less payments on long-term capital lease obligations. The cash from these financing activities was not sufficient to cover the $3 million negative cash flow required by operations during the period. Financing activities for the nine months ended September 30, 2000 resulted in a net increase in cash in the approximate net amount of $6.2 million including a net reduction in credit facilities with banks, proceeds from the issuance of long-term unsecured convertible notes, principal payments on long-term equipment financing obligations, payments on notes to related parties, a private equity financing of $5.8 million net proceeds of the Company's common stock and proceeds from the exercise of employee stock options.

    At September 30, 2001, the Company's cash and cash equivalents were approximately $563,000, which represents a decrease of approximately $2.8 million during 2001. During the nine months ended September 30, 2001, cash resources were used to partially fund the realignment and restructuring of the Company's operations and to strengthen its sales force in the US, Europe and Japan. At September 30, 2001, the Company had negative working capital of approximately $4.2 million, compared to negative working capital of approximately $211,000 at December 31, 2001. This calculation of negative working capital includes approximately $4.8 million of credit facilities with banks which have scheduled renewal dates within one year. Management expects these credit facilities to be renewed as discussed below. Renewal of the existing credit facilities alone will not be sufficient to provide for the Company's cash flow requirements.

    The Company's primary working capital requirements relate to the funding of accounts receivable and work-in-process on large projects. The Company funds some of its working capital needs through credit facilities with financial institutions in the US, Canada, the UK, Germany, the Netherlands and Singapore. Most of the Company's credit facilities are secured by accounts receivable and other assets of the Company's subsidiaries and by guarantees of the Company. As of September 30, 2001, the Company had unused amounts under these credit facilities of approximately $122,000. Most of the Company's credit facilities are subject to annual renewals and the Company expects them to be renewed on substantially the same terms as those that currently exist. However, due to the substantial and sustained losses of the Company, there is no assurance that the credit facilities will be renewed. Some of the financial institutions, which have loaned funds to the Company's subsidiaries under the credit facilities referred to above, have placed certain limits on the flow of cash outside the respective countries. Such limitations have not been an undue burden to the Company in the past.

    Inflation has not been a significant factor in the Company's operations. Competition, however, has been and is expected to remain a major factor. To the extent permitted by competition and general economic and market conditions, the Company will pass on increased costs from inflation and operations to clients by increasing prices.

    On June 28, 2001, the Company was informed by Nasdaq® that the Company's common stock had failed to regain compliance with the Nasdaq SmallCap MarketSM rule requiring that the bid price of the Company's common stock be at least $1.00 for a minimum of 10 consecutive trading days prior to June 27, 2001, and was subject to being delisted from the SmallCap Market. The Company requested and participated in an oral hearing on August 16, 2001 to appeal the decision of Nasdaq® staff to delist. On September 10, 2001, the Company announced that the Company's appeal for continued listing on the Nasdaq SmallCap Market had been denied effective September 10, 2001 due to the Company's inability to meet the minimum bid price requirements.

    The Company determined that its stock was immediately eligible to trade on the OTC Bulletin Board® (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (OTC) securities. An OTC equity security generally is any equity that is not listed or traded on Nasdaq® or a national securities exchange. OTCBB provides access to over 3,600 securities and includes more than 330 participating market makers.

    Quotations and trading information for the Company's common stock can still be accessed via websites such as Yahoo and other online quotation services or through a securities broker.

Foreign Exchange Risk

    The Company serves its customers from offices throughout North America, Europe and Asia. The majority of the Company's operations are located outside the US. Consequently, the Company is exposed to fluctuations of the dollar against the foreign currencies of those countries in which the Company has a substantial presence. For all of the Company's foreign subsidiaries, the functional currency is the local currency. Accordingly, assets and liabilities are translated at period-end exchange rates, and operating statement items are translated at weighted-average exchange rates prevailing during the periods presented. The Company has exchange rate exposure in the following principal currencies: the Canadian Dollar, the British Pound, the Singapore Dollar and the Euro.

    Fluctuations against the US Dollar can produce significant differences in the reported value of sales and expenses. The following table shows a comparison of sales of services in each of the

Company's significant geographic segments for the nine months ended September 30, 2001 and 2000, along with the effect of foreign currency exchange rate fluctuations on sales between periods.

	Nine Months Ended September 30		Increase (Decrease) Sales of Services due to
Thousands of dollars	2001	2000	Sales Volume	Currency Fluctuations	Total Increase (Decrease)

North America	$12,844	$14,280	$(1,145)	$(291)	$(1,436)
Europe	19,281	21,405	(1,169)	(955)	(2,124)
Asia	2,876	3,230	(180)	(174)	(354)

Total Sales	$35,001	$38,915	$(2,494)	$(1,420)	$(3,914)

    The sales mix of the Company's operations and the effect of foreign currency exchange rate fluctuations on costs and expenses generally mitigate the impact on consolidated net income (loss). However, the impact of foreign currency fluctuations for the nine months ended September 30, 2001 had a positive impact on net results since it reduced the reported net loss by approximately $360,000. For sales in the US which are produced outside of the US, any weakening of the US dollar against a particular country's currency reduces the amount of net income reported in US dollars. Conversely, the same weakening of the US dollar generates an offsetting increase in the dollar value of profits arising from sales within that country. This natural currency effect generally reduces the net foreign exchange risk to the Company. Any weakening of the US dollar that negatively impacts a foreign operation's trading profit will similarly reduce the dollar value of any overhead expense located in that country. The sales mix and currency trends are monitored on an ongoing basis to identify any changes that might significantly affect the Company's net results.

    The translation of foreign denominated assets and liabilities at period-end exchange rates results in an unrealized foreign currency translation adjustment recorded as a separate component of shareholders' equity and reported as other comprehensive income. The negative impact of foreign currency adjustment to shareholders' equity for the nine months ended September 30, 2001 was $725,000. As of September 30, 2001, the cumulative net effect to the Company of the equity adjustment from movements in foreign currency exchange rates was a reduction of approximately $4.7 million in shareholders' equity. A significant portion of the cumulative foreign currency adjustment relates to changes in the carrying value of goodwill, which is partly denominated in foreign currencies.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description	Filing Status

10.1.	Secured Convertible Promissory Note between ALPNET, Inc. and Arctic, Inc., dated November 13, 2001.	(i)

(i)
Filed herewith.

Reports on Form 8-K—none.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPNET, Inc. Registrant
Date: 14 November 2001	/s/ MICHAEL F. EICHNER Michael F. Eichner Acting CEO Chairman of the Board of Directors
Date: 14 November 2001	/s/ JOHN W. WITTWER John W. Wittwer Vice President Finance and CFO